Form 10-Q
period 2012-05-17
Seven Seas Cruises S. DE R.L.
filed 2012-05-18
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-178244
Seven Seas Cruises S. DE R.L.
(Exact Name of Registrant as Specified in Its Charter)

Republic of Panama	75-3262685
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8300 NW 33rd Street, Suite 100 Miami, FL 33122
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number, including area code: (305) 514-2300
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

SEVEN SEAS CRUISES S. DE R.L.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three months ended March 31,
	2012	2011
Revenue
Passenger ticket	$108,572	$93,269
Onboard and other	11,288	10,503
Total revenue	119,860	103,772

Cruise operating expense
Commissions, transportation and other	39,266	28,506
Onboard and other	2,256	1,644
Payroll, related and food	18,776	17,487
Fuel	12,113	10,349
Other ship operating	9,331	9,127
Other	1,280	1,040
Total cruise operating expense	83,022	68,153
Other operating expense
Selling and administrative	21,147	21,199
Depreciation and amortization	9,675	8,813
Total operating expense	113,844	98,165
Operating income	6,016	5,607

Non-operating income (expense)
Interest income	103	13
Interest expense	(8,085)	(8,018)
Other income	2,513	3,929
Total non-operating expense	(5,469)	(4,076)
Income before income taxes	547	1,531
Income tax expense	(189)	(58)
Net income	358	1,473

Other comprehensive income, net of tax:
Gain on change in derivative fair value	—	2,814
Total comprehensive income	$358	$4,287

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$79,779	$68,620
Restricted cash	538	743
Trade and other receivables, net	9,518	8,319
Related party receivables	2,832	748
Inventories	6,161	5,132
Prepaid expenses	19,657	19,149
Other current assets	5,361	4,165
Total current assets	123,846	106,876
Property and equipment, net	650,072	655,360
Goodwill	404,858	404,858
Intangible assets, net	85,479	86,120
Other long-term assets	29,740	30,576
Total assets	$1,293,995	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,300	$5,752
Accrued expenses	43,705	41,782
Passenger deposits	171,085	159,312
Derivative liabilities	—	112
Current portion of long-term debt	6,250	—
Total current liabilities	224,340	206,958
Long-term debt	512,250	518,500
Other long-term liabilities	12,261	13,694
Total liabilities	748,851	739,152
Commitments and contingencies
Members' equity
Contributed capital	563,513	563,365
Accumulated deficit	(18,369)	(18,727)
Total members' equity	545,144	544,638
Total liabilities and members' equity	$1,293,995	$1,283,790

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$358	$1,473
Adjustments:
Depreciation and amortization	9,675	8,813
Amortization of deferred financing costs	785	1,024
Stock-based compensation	148	307
Unrealized loss on derivative contracts	(1,262)	(2,571)
Other, net	113	17
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,283)	846
Prepaid expenses and other current assets	(513)	(2,116)
Inventories	(1,059)	(1,318)
Accounts payable and accrued expenses	477	(6,646)
Passenger deposits	12,480	18,186
Net cash provided by operating activities	17,919	18,015
Cash flows from investing activities
Purchases of property and equipment	(4,913)	(4,067)
Restricted cash	205	(760)
Acquisition of intangible assets	—	(4,245)
Net cash used in investing activities	(4,708)	(9,072)
Cash flows from financing activities
Debt related costs	(130)	(3)
Repayment of debt	—	(6,250)
Deferred intangible asset payment	(2,000)	—
Net cash used in financing activities	(2,130)	(6,253)

Effect of exchange rate changes on cash and cash equivalents	78	353
Net increase in cash and cash equivalents	11,159	3,043
Cash and cash equivalents
Beginning of period	68,620	37,258
End of period	$79,779	$40,301

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.Basis of Presentation
Seven Seas Cruises S. DE R.L. (“SSC”, “Company”, “we” or “our”) is a Panamanian sociedad de responsibilidad limitada organized on November 7, 2007, and is owned by Classic Cruises, LLC (“CCL I”) and Classic Cruises II, LLC (“CCL II”). CCL I and CCL II are Delaware companies and each company owns 50% of SSC. Prestige Cruise Holdings, Inc. (“PCH”) owns both CCL I and CCL II. PCH is a wholly-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. (“PCI”). PCI is controlled by funds affiliated with Apollo Global Management, LLC.
The accompanying interim consolidated financial statements include the accounts of SSC and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information presented as of any date other than December 31 has been prepared from the books and records of the Company without audit. Financial information as of December 31 has been derived from SSC’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
The accompanying Consolidated Balance Sheet at March 31, 2012 and the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011 and Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 are unaudited, and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 and notes thereto included in the fifth amendment to our registration statement on Form S-4 (333-178244) filed with the Securities and Exchange Commission on May 7, 2012. Our operations are seasonal, and results from our interim periods are not necessarily indicative of the results to be expected for the entire year.
New Accounting Pronouncements - As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-08, Intangibles - Goodwill and Other (Topic 350). This updated standard allows a company to perform a quantitative analysis prior to its two step impairment test. If this analysis does not result in a more likely than not conclusion that impairment exists, then performing the two step impairment test is no longer required. This change did not have any impact on our consolidated financial condition, results of comprehensive income or cash flows.
As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This updated standard has changed the presentation of our financial statements as it required presentation of comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. We have elected to present this information on a single continuous statement. This change did not have any impact on our consolidated financial condition, results of comprehensive income or cash flows.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820). This standard increased the disclosure requirements for each class of assets and liabilities that is not measured at fair value in the balance sheet, but for which fair value is disclosed within the notes to the financial statements. This change did not have any impact on our consolidated financial condition, results of comprehensive income or cash flows.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This standard delays the presentation requirements for reclassifying items out of accumulated other comprehensive income as noted in Financial Accounting Standards Board ASU 2011-12. This change did not have any impact on our consolidated financial condition, results of comprehensive income or cash flows.

Note 2.    Property and Equipment, net
During the quarter ended March 31, 2012, property and equipment, net decreased approximately $5.3 million. Capital expenditures totaled $4.9 million and $4.1 million for the quarters ended March 31, 2012 and 2011, respectively. Depreciation expense on assets in service amounted to $8.9 million and $8.2 million for the quarters ended March 31, 2012 and 2011, respectively.

Note 3.    Debt

	March 31,	December 31,
(in thousands)	2012	2011

$425 million term loan, currently LIBOR plus 1.75%, due through 2014	$293,500	$293,500
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
	518,500	518,500
Less: Current portion of long-term debt	6,250	—
Long-term portion	$512,250	$518,500
Interest expense on third-party bank debt, including interest rate swaps in 2011, was $6.9 million and $6.8 million for the quarters ended March 31, 2012 and 2011, respectively.

Note 4.    Derivative Instruments, Hedging Activities and Fair Value Measurements
We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies as described below. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.
Interest Rate Risk
During 2008, we entered into an interest rate swap agreement with a notional amount of $400.0 million to limit the interest rate exposure related to our term debt. This interest rate swap, which matured on February 14, 2011, was designated as a cash flow hedge and the change in fair value of the effective portion of the interest rate swap was recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. There were no interest rate swaps outstanding as of March 31, 2012 and December 31, 2011.

Foreign Currency Exchange Risk
We enter into foreign currency swaps to limit the exposure to foreign currency exchange rates, for euro denominated payments to be made to the shipyard for drydock and other euro denominated operational expenses. During the first quarter of 2012, we entered into foreign currency swaps with an aggregate notional amount of €1.8 million ($2.4 million) to hedge euro denominated payments for an upcoming drydock. The foreign currency swaps do not qualify for hedge accounting; therefore, the changes in fair value of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. The total aggregate notional amount of outstanding foreign currency swap agreements as of March 31, 2012 and December 31, 2011 was €5.7 million ($7.5 million) and €3.9 million ($5.2 million), respectively.
Fuel Price Risk
We enter into various fuel derivative swap contracts to manage and limit the exposure to fluctuations in fuel prices related to the consumption of fuel on the ships. As of March 31, 2012, and December 31, 2011, we had fuel-related swap agreements pertaining to 156,300 barrels to be purchased in 2012. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. There were no fuel swap contracts entered into during the quarter ended March 31, 2012.
Our fuel derivative contracts are subject to certain margin requirements. On any business day, we may be required to post collateral if our mark-to-market exposure exceeds a specified amount. The amount of collateral required to be posted is an amount equal to the difference between the exposure (cost of liquidating and terminating the derivative position) and a specified amount. As of March 31, 2012 and March 31, 2011, we were not required to post any collateral for our fuel derivative instruments as our exposure was $0 for both periods. To trigger the collateral requirement, we would have had to incur an additional $1.6 million of mark-to-market decline as of March 31, 2012.
At March 31, 2012 and December 31, 2011, the fair values and line item captions of derivative instruments recorded were as follows:

Derivatives not designated as hedging instruments under FASB ASC 815-20

(in thousands)		Fair Value as of	Fair Value as of
	Balance Sheet Location	March 31, 2012	December 31, 2011

Foreign currency swap	Current liabilities - Derivatives	$—	$112
	Total Derivatives Liabilities	$—	$112

Foreign currency swap	Other current assets	$97	$—
Fuel hedges	Other current assets	1,542	489
	Total Derivatives Assets	$1,639	$489

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the quarter ended March 31, 2012.

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the quarter ended March 31, 2011 was as follows:

(in thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion excluded from Effectiveness Testing)

Interest rate swap	$2,814	Interest expense, net	$(2,814)	N/A	$—
Total	$2,814		$(2,814)		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the quarters ended March 31, 2012 and 2011 were as follows:

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
(in thousands)		2012	2011

Foreign currency swap	Other income (expense)	$209	$—
Fuel hedges	Other income (expense)	1,232	1,131
Total		$1,441	$1,131

Fair Value Measurements
U.S. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions which market participants would use in pricing the asset or liability based on the best available information under the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability, either directly or indirectly.

•	Level 3 Inputs – Inputs that are unobservable for the asset or liability.

Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows:

(in thousands)	Carrying Value as of		Fair Value as of
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Senior secured notes	$225,000	$225,000	$230,204	$226,133
Long-term bank debt	293,500	293,500	281,760	275,338
Total	$518,500	$518,500	$511,964	$501,471
Senior secured notes: the fair value of our Notes was estimated using quoted market prices.
Long-term bank debt: the fair value of our long-term debt was estimated using the present value of expected future cash flows which incorporates our risk profile.
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents and passenger deposits approximate their fair values as of March 31, 2012 and December 31, 2011. For non-cash items, inputs to determine fair value were third party quotes or invoices. For cash and cash equivalents and passenger deposits, inputs were cash received. We consider these cash and non-cash inputs to be level 1 as all are observable and/or quoted.
The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)
	As of March 31, 2012			As of December 31, 2011
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Derivative financial instruments (a)	$1,639	$—	$1,639	$489	$—	$489
Total Assets	$1,639	$—	$1,639	$489	$—	$489
Liabilities
Derivative financial instruments (b)	$—	$—	$—	$112	$—	$112
Total liabilities	$—	$—	$—	$112	$—	$112

(a) Classified as other current assets in the consolidated balance sheets.
(b) Classified as current liabilities-derivatives in the consolidated balance sheets.
Our derivative financial instruments consist of an interest rate swap, foreign currency exchange contracts and fuel hedge swaps. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the contract terms, such as maturity, and inputs, such as forward interest rates, forward fuel prices, discount rates, creditworthiness of the counterparty and us, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.

Non-recurring Measurements of Non-financial Assets
Goodwill and indefinite-lived intangible assets not subject to amortization are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered. If the carrying amount exceeds the estimated discounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value.
Other long-lived assets, such as our vessels, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value.
The estimation of fair value measured by undiscounted or discounted expected future cash flows would be considered Level 3 inputs. Our impairment tests are performed as of September 30th annually. As of March 31, 2012, there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived assets would not be recoverable.
Note 5.    Commitments and Contingencies
Contingencies – Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated.

Other
During February 2012, we made a $2.0 million payment for previously acquired intangible assets related to Regent licensing rights acquired in 2011. As of March 31, 2012, we have a remaining liability of $2.0 million due in February 2013.
During March 2012, management signed a five-year maintenance agreement with a vendor. The cost of this agreement is expected to range from $15 to $16 million over the five year term. These costs include purchases of capital items, spare parts and monthly maintenance fees. A portion of these costs will be recorded as capital expenditures with the remainder for repair and maintenance expenses.

During April 2012, our Chief Operating Officer was granted 600,000 options to purchase PCI shares according to his employment contract. These options are time based and vest over three years on his employment anniversary date.

Note 6. Accumulated Other Comprehensive Loss
The following table summarizes activity within accumulated other comprehensive loss:

(in thousands)
	2012	2011
Accumulated other comprehensive loss - January 1	$—	$(2,814)
Quarterly change in derivative fair value	—	2,814
Accumulated other comprehensive loss - March 31	$—	$—

Note 7. Consolidating Financial Information
Our Notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries. These subsidiary guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income and comprehensive income for three months ended March 31, 2012 and 2011, condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
Seven Seas Cruises S. DE R.L. has charter hire agreements in place with certain subsidiaries, which own the vessels. These agreements require Seven Seas Cruises S. DE R.L. to pay a daily hire fee to the subsidiary to administratively manage the vessel. The costs incurred by the vessel owning subsidiaries include deck and engine crew payroll and expenses, vessel insurance, depreciation and interest related to the terms loans. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is also a subsidiary guarantor.
Our vessel owning subsidiaries are parties to our first lien term loan as both borrowers and guarantors. The applicable outstanding debt related to the first lien term loan is included in the Guarantor accounts as well as the related interest expense and deferred financing costs. In 2011, Seven Seas Cruises S. DE R.L repaid the second lien term loan. As the loan was repaid by the Parent, each subsidiary remains responsible for its portion of the related debt to Seven Seas Cruises S. DE R.L. and such obligation was recorded as an intercompany payable at the subsidiary level and eliminated within the 2011 condensed consolidated balance sheet.
Each subsidiary guarantee will be automatically released upon any one or more of the following circumstances: the subsidiary is sold or sells all of its assets; the subsidiary is declared “unrestricted” for covenant purposes; the subsidiary’s guarantee of other indebtedness is terminated or released; the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied; or the subsidiary transfers ownership of a mortgaged vessel in connection with a permitted reflagging transaction.

Condensed Consolidating Balance Sheets
	As of March 31, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$79,088	$691	$—	$79,779
Restricted cash	538	—	—	538
Trade and other receivable, net	9,350	168	—	9,518
Related party receivables	2,888	(56)	—	2,832
Inventories	4,259	1,902	—	6,161
Prepaid expenses	18,464	1,193	—	19,657
Intercompany receivable	163,877	29,097	(192,974)	—
Other current assets	3,367	1,994	—	5,361
Total current assets	281,831	34,989	(192,974)	123,846
Property and equipment, net	63,838	586,234	—	650,072
Goodwill	404,858	—	—	404,858
Intangible assets, net	85,479	—	—	85,479
Other long-term assets	27,059	2,681	—	29,740
Investment in subsidiaries	213,241	—	(213,241)	—
Total assets	$1,076,306	$623,904	$(406,215)	$1,293,995

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,205	$95	$—	$3,300
Intercompany payables	29,097	163,877	(192,974)	—
Accrued expenses	41,269	2,436	—	43,705
Passenger deposits	171,085	—	—	171,085
Current portion of long-term debt	1,049	5,201	—	6,250
Total current liabilities	245,705	171,609	(192,974)	224,340
Long-term debt	273,196	239,054	—	512,250
Other long-term liabilities	12,261	—	—	12,261
Total liabilities	531,162	410,663	(192,974)	748,851
Commitments and Contingencies
Members' equity
Contributed capital	563,513	134,036	(134,036)	563,513
Accumulated deficit	(18,369)	79,205	(79,205)	(18,369)
Total members' equity	545,144	213,241	(213,241)	545,144
Total liabilities and members' equity	$1,076,306	$623,904	$(406,215)	$1,293,995

Condensed Consolidating Balance Sheets
	As of December 31, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67,771	$849	$—	$68,620
Restricted cash	743	—	—	743
Trade and other receivable, net	8,242	77	—	8,319
Related party receivables	748	—	—	748
Inventories	3,284	1,848	—	5,132
Prepaid expenses	17,637	1,512	—	19,149
Intercompany receivable	176,672	30,849	(207,521)	—
Other current assets	2,171	1,994	—	4,165
Total current assets	277,268	37,129	(207,521)	106,876
Property and equipment, net	66,446	588,914	—	655,360
Goodwill	404,858	—	—	404,858
Intangible assets, net	86,120	—	—	86,120
Other long-term assets	27,416	3,160	—	30,576
Investment in subsidiaries	205,634	—	(205,634)	—
Total assets	$1,067,742	$629,203	$(413,155)	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$5,250	$502	$—	$5,752
Intercompany payables	30,849	176,672	(207,521)	—
Accrued expenses	39,642	2,140	—	41,782
Passenger deposits	159,312	—	—	159,312
Derivative liabilities	112	—	—	112
Total current liabilities	235,165	179,314	(207,521)	206,958
Long-term debt	274,245	244,255	—	518,500
Other long-term liabilities	13,694	—	—	13,694
Total liabilities	523,104	423,569	(207,521)	739,152
Commitments and Contingencies
Members' equity
Contributed capital	563,365	129,702	(129,702)	563,365
Accumulated deficit	(18,727)	75,932	(75,932)	(18,727)
Total members' equity	544,638	205,634	(205,634)	544,638
Total liabilities and members' equity	$1,067,742	$629,203	$(413,155)	$1,283,790

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended March 31, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$108,572	$—	$—	$108,572
Onboard and other	11,288	—	—	11,288
Related party revenue	—	23,250	(23,250)	—
Total revenue	119,860	23,250	(23,250)	119,860
Cruise operating expense
Commissions, transportation and other	37,274	1,992	—	39,266
Onboard and other	2,256	—	—	2,256
Payroll, related and food	15,720	3,056	—	18,776
Fuel	12,113	—	—	12,113
Other ship operating	7,273	2,058	—	9,331
Other	23,144	1,386	(23,250)	1,280
Total cruise operating expense	97,780	8,492	(23,250)	83,022
Selling and administrative	19,329	1,818	—	21,147
Depreciation and amortization	1,934	7,741	—	9,675
Total operating expense	119,043	18,051	(23,250)	113,844
Operating income	817	5,199	—	6,016
Non-operating income (expense)
Interest expense	(6,149)	(1,936)	—	(8,085)
Interest income	102	1	—	103
Other income	2,492	21	—	2,513
Equity in earnings of subsidiaries	3,273	—	(3,273)	—
Total non-operating income (expense)	(282)	(1,914)	(3,273)	(5,469)
Income before income taxes	535	3,285	(3,273)	547
Income tax expense, net	(177)	(12)	—	(189)
Net income	358	3,273	(3,273)	358
Comprehensive Income	$358	$3,273	$(3,273)	$358

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended March 31, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$93,269	$—	$—	$93,269
Onboard and other	10,503	—	—	10,503
Related party revenue	—	22,037	(22,037)	—
Total revenue	103,772	22,037	(22,037)	103,772
Cruise operating expense
Commissions, transportation and other	27,261	1,245	—	28,506
Onboard and other	1,644	—	—	1,644
Payroll, related and food	14,752	2,735	—	17,487
Fuel	10,349	—	—	10,349
Other ship operating	6,942	2,185	—	9,127
Other	21,971	1,106	(22,037)	1,040
Total cruise operating expense	82,919	7,271	(22,037)	68,153
Selling and administrative	19,233	1,966	—	21,199
Depreciation and amortization	2,587	6,226	—	8,813
Total operating expense	104,739	15,463	(22,037)	98,165
Operating (loss) income	(967)	6,574	—	5,607
Non-operating income (expense)
Interest expense	(2,789)	(5,229)	—	(8,018)
Interest income	12	1	—	13
Other income	3,921	8	—	3,929
Equity in earnings of subsidiaries	1,354	—	(1,354)	—
Total non-operating income (expense)	3,430	(5,228)	(2,278)	(4,076)
Income before income taxes	1,531	1,354	(1,354)	1,531
Income tax expense, net	(58)	—	—	(58)
Net income	1,473	1,354	(1,354)	1,473
Other comprehensive income, net of tax:
Gain on change in derivative fair value	2,814	—	—	2,814
Comprehensive Income	$4,287	$1,354	$(1,354)	$4,287

Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,119	$(200)	$—	$17,919
Cash flows from investing activities
Purchases of property and equipment	(4,913)	—	—	(4,913)
Restricted cash	205	—	—	205
Net cash used in investing activities	(4,708)	—	—	(4,708)
Cash flows from financing activities
Debt related costs	(130)	—	—	(130)
Deferred payment for intangible asset	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,130)	—	—	(2,130)
Effect of exchange rate changes on cash and cash equivalents	78	—	—	78
Net increase (decrease) in cash and cash equivalents	11,359	(200)	—	11,159
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$79,130	$649	$—	$79,779

Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$13,834	$4,181	$—	$18,015
Cash flows from investing activities
Purchases of property and equipment	(4,067)	—	—	(4,067)
Restricted cash	(760)	—	—	(760)
Acquisition of intangible assets	(4,245)	—	—	(4,245)
Net cash used in investing activities	(9,072)	—	—	(9,072)
Cash flows from financing activities
Debt related costs	(3)	—	—	(3)
Repayment of debt	(1,757)	(4,493)	—	(6,250)
Net cash used in financing activities	(1,760)	(4,493)	—	(6,253)
Effect of exchange rate changes on cash and cash equivalents	353	—	—	353
Net increase (decrease) in cash and cash equivalents	3,355	(312)	—	3,043
Cash and cash equivalents
Cash and cash equivalents at beginning of period	36,093	1,165	—	37,258
Cash and cash equivalents at end of period	$39,448	$853	$—	$40,301

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Concerning Factors That May Affect Future Results
The discussion under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document includes forward-looking statements under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), made in this quarterly report are forward-looking. Many, but not all, of these statements can be found by looking for terms like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “could,” “will,” “may,” “might,” “forecast,” “estimate,” “intend,” and “future” and for similar words. Forward-looking statements reflect management’s current expectations and do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance, or achievements to differ materially from the future results, performance, or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	continued availability under our credit facilities and compliance with our covenants;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of changes in our credit ratings;

•
the impact of changes in the global credit markets on our ability to borrow and our counterparty credit risks, including with respect to our credit facilities, derivative instruments, contingent obligations and insurance contracts;

•
adverse economic conditions that may affect consumer demand for cruises, such as declines in the securities and real estate markets, declines in disposable income and consumer confidence, and higher unemployment rates;

•	changes in general economic, business and geopolitical conditions;

•	the risks associated with operating internationally;

•
adverse events impacting the security of travel that may affect consumer demand for cruises, such as terrorist acts, acts of piracy, armed conflict and other international events, including political hostilities or war;

•	the impact of any future changes relating to how travel agents sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of problems encountered at shipyards, as well as any potential claim, impairment, loss, cancellation or breach of contract in connection with any contracts we have with shipyards;

•
the impact of mechanical failures or accidents involving our ships and the impact of delays, costs and other factors resulting from emergency ship repairs, as well as scheduled maintenance, repairs and refurbishment of our ships;

•	the total loss of one or more of our vessels as a result of a marine casualty;

•	the impact of the spread of contagious diseases;

•	the impact of weather and natural disasters;

•	changes in interest rates, fuel costs, or foreign currency rates;

•	changes involving the corporate, tax, environmental, health, safety and other regulatory regimes in which we operate;

•
increases in our future fuel expenses related to implementing recently proposed International Maritime Organization regulations, which require the use of higher-priced low-sulfur fuels in certain cruising areas;

•
accidents, criminal behavior and other incidents affecting the health, safety, security and vacation satisfaction of passengers and causing damage to ships, which could, in each case, cause reputation harm, the modification of itineraries or cancellation of a cruise or series of cruises;

•	general industry trends, including the introduction of competing itineraries and other products and services by other companies;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	the continued availability of attractive port destinations;

•	intense competition from other cruise companies, as well as non-cruise vacation alternatives, which may affect our ability to compete effectively;

•	our ability to attract and retain qualified shipboard crew members and key personnel;

•	the lack of acceptance of new itineraries, products or services by our targeted passengers;

•	changes in other operating costs, such as crew, insurance and security costs;

•	the impact of pending or threatened litigation and investigations;

•	the implementation of regulations in the U.S. requiring U.S. citizens to obtain passports for travel to additional foreign destinations; and

•	the possibility of environmental liabilities and other damages that are not covered by insurance or that exceed our insurance coverage.

The above examples are not exhaustive. From time to time, new risks emerge and existing risks increase in relative importance to our operations. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in our risk factors set forth in the fifth amendment to our registration statement on Form S-4 (333-178244) filed with the Securities and Exchange Commission on May 7, 2012.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within the fifth amendment to our registration statement on Form S-4 (333-178244) filed with the Securities and Exchange Commission on May 7, 2012. No significant change has occurred to those policies.

Seasonality
Our revenues are seasonal, based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, we deploy our ships to South America, Asia, and the Caribbean during the Northern Hemisphere winter months.
Financial Presentation
Description of Certain Line Items
Revenues
Our revenue consists of the following:

•
Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits, and certain included passenger shipboard event costs. Also included is gross revenue for air and ground transportation sales.

•
Onboard and other revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also included in Onboard and other revenue is gross revenue from pre- and post-cruise hotel accommodations, shore excursions, land packages, and related ground transportation for which we assume the risks of loss for collections and cancellations. Certain of our cruises include free unlimited shore excursions (“FUSE”) and/or free pre-cruise hotel accommodations, and such free excursions and hotel accommodations have no revenue attributable to them. The costs for FUSE and free hotel accommodations are included in commissions, transportation and other expense in the consolidated statements of income and comprehensive income.

Cash collected in advance for future cruises is recorded as a passenger deposit liability. Those deposits for sailings traveling more than 12 months in the future are classified as a long-term liability. We recognize the revenue associated with these cash collections in the period in which the cruise occurs. For cruises that occur over multiple periods, revenue is prorated and recognized ratably in each period based on the overall length of the cruise. Cancellation fee revenue, along with associated commission expense and travel insurance revenue, if any, are recorded in the period the cancellation occurs.
Expenses
Cruise Operating Expense
Our cruise operating expense consists of the following:

•
Commissions, transportation and other consists of payments made to travel agencies that sell our product, costs associated with air transportation pre-sold to our guests, all credit card fees, and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•
Onboard and other consists of costs related to land packages and related ground transportation, as well as shore excursions and hotel accommodations costs not included in commissions, transportation and other.

•
Payroll, related and food consists of the costs of crew payroll and related expenses for shipboard personnel, as well as food expenses for both passengers and crew. We include food and payroll costs in a single expense line item as we contract with a single vendor to provide many of our hotel and restaurant services, including both food and labor costs, which are billed on a per-passenger basis. This per-passenger fee reflects the cost of both of the aforementioned expenses.

•	Fuel consists of fuel costs and related delivery and storage costs.

•	Other ship operating consists of port, deck and engine, certain entertainment-related expenses, and hotel consumables expenses.

•	Other consists primarily of drydock, ship insurance costs, and loss on disposals.
Selling and administrative expense
Selling and administrative expense includes advertising and promotional activities, the fee we paid to license the “Regent” trade name, as well as shoreside personnel wages, benefits and expenses relating to our worldwide offices, professional fees, information technology support, our reservation call centers, and related support activities. Such expenditures are generally expensed in the period incurred.
Key Operational and Financial Metrics, including Non-GAAP
We utilize a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. As discussed in more detail herein, we use certain non-GAAP measures, such as EBITDA, Adjusted EBITDA, Net Per Diem, Net Yield, and Net Cruise Cost, which allow us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA is net income (loss) excluding depreciation and amortization, interest income, interest expense, other income (expense), and income tax benefit (expense), and other supplemental adjustments in connection with the calculation of certain financial ratios in accordance with our loan indenture. Management believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of our business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. Management believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast our business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments, and tax payments, and it is subject to certain additional adjustments as permitted under our debt agreement. Our use of Adjusted EBITDA may not be comparable to other companies within our industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers which cause our cruise revenue and expense to vary.
Gross Cruise Cost represents the sum of total cruise operating expense plus selling and administrative expense.
Gross Yield represents total revenue per APCD.
Net Cruise Cost represents Gross Cruise Cost excluding commissions, transportation and other expense, and onboard and other expense (each of which is described above under Description of Certain Line Items).
Net Per Diem represents Net Revenue divided by Passenger Days Sold. We utilize Net Per Diem to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance as it reflects the revenues earned by us, net of our most significant variable costs. Other cruise lines use Net Yield to analyze business which is a similar measurement that divides Net Revenue by APCD instead of Passenger Days Sold. The distinction is significant as other cruise companies focus more on potential onboard sales resulting in a bias to fill each bed to maximize onboard revenue, at the expense of passenger ticket revenue. Conversely, as our product is substantially all-inclusive, we derive nearly all of our revenue from passenger ticket revenue. Hence it is far more important for us to maintain a pricing discipline focusing on passenger ticket revenue rather than to discount cruises in order to achieve higher occupancy to drive potential onboard revenues. We believe that this pricing discipline drives our revenue performance, our relatively long booking window, and allows us to maintain a positive relationship with the travel agency community.
Net Revenue represents total revenue less commissions, transportation and other expense, and onboard and other expense (each of which is described above under Description of Certain Line Items).
Net Yield represents Net Revenue per APCD.

Occupancy is calculated by dividing Passenger Days Sold by APCD.
Passenger Days Sold (“PDS”) represents the number of revenue passengers carried for the period multiplied by the number of days within the period of their respective cruises.
Executive Overview
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Revenue for the first quarter of 2012 was up 15.5% totaling $119.9 million, compared to $103.8 million in the first quarter of 2011. Adjusted EBITDA was $17.7 million for the first quarter of 2012, compared to $16.9 million for the first quarter of 2011. Net Yield for the first quarter of 2012 was up 5.2% driven by higher occupancy of 4.7 percentage points. In the first quarter of 2012, we had a 1.1% increase in capacity over the first quarter of 2011. Net income was $0.4 million for the first quarter of 2012 compared to net income of $1.5 million for the first quarter of 2011.
Other key operating metrics for the first quarter of 2012 compared to the prior year are as follows:

•	Net Cruise Cost, excluding Fuel and Other expense, per APCD increased 1.9%, to $286 in 2012 compared to $281 in 2011, primarily due to increased hotel services costs and an increase in PDS of 6.6%.

•
Fuel expense increased 17.0%, or $1.8 million, reflecting higher prices. Our economic hedging strategy was able to partially offset this increase, as we recognized a $1.2 million cash benefit on executed fuel hedge contracts during the quarter that offset 66.7% of the price increase. The realized gain of fuel derivatives was recorded in other income (expense) as these instruments do not qualify for hedge accounting.

•	Other expense increased by $0.2 million.

Results of Operations
Operating results for the three months ended March 31, 2012, compared to the same period in 2011, are shown in the following table (in thousands):

	Three Months Ended March 31,
	2012		2011
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$108,572	90.6%	$93,269	89.9%
Onboard and other	11,288	9.4%	10,503	10.1%
Total revenue	119,860	100%	103,772	100%

Cruise operating expense
Commissions, transportation and other	39,266	32.8%	28,506	27.5%
Onboard and other	2,256	1.9%	1,644	1.6%
Payroll, related and food	18,776	15.7%	17,487	16.9%
Fuel	12,113	10.1%	10,349	10%
Other ship operating	9,331	7.8%	9,127	8.8%
Other	1,280	1.1%	1,040	1%
Total cruise operating expense	83,022	69.3%	68,153	65.7%
Other operating expense
Selling and administrative	21,147	17.6%	21,199	20.4%
Depreciation and amortization	9,675	8.1%	8,813	8.5%
Total other operating expense	30,822	25.7%	30,012	28.9%
Operating income	6,016	5%	5,607	5.4%

Non-operating income (expense)
Interest income	103	0.1%	13	—%
Interest expense	(8,085)	(6.7%)	(8,018)	(7.7%)
Other income	2,513	2.1%	3,929	3.8%
Total non-operating expense	(5,469)	(4.6%)	(4,076)	(3.9%)
Income before income taxes	547	0.5%	1,531	1.5%
Income tax expense	(189)	(0.2%)	(58)	(0.1%)
Net income	$358	0.3%	$1,473	1.4%

The following table sets forth selected statistical information: Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended March 31,
	2012	2011
Passenger Days Sold	157,873	148,125
APCD	171,990	170,100
Occupancy	91.8%	87.1%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended March 31,
	2012	2011
Net income	$358	$1,473
Interest income	(103)	(13)
Interest expense	8,085	8,018
Depreciation and amortization	9,675	8,813
Income tax expense, net	189	58
Other income	(2,513)	(3,929)
Equity-based compensation/transactions (a)	148	307
Non-recurring expenses (b)	397	944
Restructuring (c)	277	134
Fuel hedge gain (d)	1,232	1,131
ADJUSTED EBITDA	$17,745	$16,936

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)
Non-recurring expenses represents the net impact of time out of service as a result of unplanned and non-recurring repairs to vessels; expenses associated with consolidating corporate headquarters; professional fees and other costs associated with raising capital through debt and equity offerings; certain litigation fees; and the fees paid to license the name “Regent” in the first quarter of 2011. In February 2011, we amended the Regent license agreement to perpetually license the “Regent” name; as such we will not incur any future license fees.

(c)	Restructuring charges represents non-recurring expenses associated with personnel changes, lease termination, and other corporate reorganizations to improve efficiencies.

(d)	Fuel hedge gain represents the realized gain on fuel hedges triggered by the settlement of the hedge.

Net Per Diem is calculated by dividing net revenue by Passenger Days Sold. Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days. Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days:

(in thousands, except Passenger Days Sold, Available	Three Months Ended March 31,
Passenger Cruise Days, Net Per Diem, and Yield data)	2012	2011
Passenger ticket revenue	$108,572	$93,269
Onboard and other revenue	11,288	10,503
Total revenue	119,860	103,772
Less:
Commissions, transportation and other expense	39,266	28,506
Onboard and other expense	2,256	1,644
Net Revenue	$78,338	$73,622
Passenger Days Sold	157,873	148,125
APCD	171,990	170,100
Net Per Diem	$496.21	$497.03
Gross Yield	696.90	610.06
Net Yield	455.48	432.82

Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days. Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except Available Passenger	Three Months Ended March 31,
Cruise Days and APCD data)	2012	2011
Total cruise operating expense	$83,022	$68,153
Selling and administrative expense	21,147	21,199
Gross Cruise Cost	104,169	89,352
Less:
Commissions, transportation and other expense	39,266	28,506
Onboard and other expense	2,256	1,644
Net Cruise Cost	62,647	59,202
Less:
Fuel	12,113	10,349
Other expense	1,280	1,040
Net Cruise Cost, excluding Fuel and Other	$49,254	$47,813

APCD	171,990	170,100
Gross Cruise Cost per APCD	$605.67	$525.29
Net Cruise Cost per APCD	364.25	348.04
Net Cruise Cost, excluding Fuel and Other, per APCD	286.38	281.09

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Revenue
Total revenue increased $16.1 million or 15.5%, to $119.9 million in 2012 from $103.8 million in 2011. This increase was mainly due to:

•	Passenger ticket revenue increased $15.3 million or 16.4%, to $108.6 million in 2012 from $93.3 million in 2011, driven by $9.2 million higher pricing and $6.1 million increased PDS.

•	Onboard and other revenue increased $0.8 million or 7.5%, to $11.3 million in 2012 from $10.5 million in 2011, primarily driven by a $0.4 million increase in shore excursion revenue.
Cruise Operating Expense
Total cruise operating expense increased $14.9 million, or 21.8%, to $83.0 million in 2012 from $68.2 million in 2011. The increase was mainly due to:

•
$10.8 million increase in Commission, transportation and other due to higher air costs of $8.1 million, driven by higher passenger count and higher business class air participation. The remaining increase in other Commission, transportation and other was primarily caused by related costs associated with increased revenues and increased passenger days sold.

•	$1.8 million increase in Fuel expense driven by a 24% increase in our average cost per Metric Ton to $746 per Metric Ton in 2012 from $602 per Metric Ton in 2011.

•	$1.3 million increase in Payroll, related and food, $0.7 million of the increase was driven by increase in passenger count and remaining $0.6 million due to general cost increases.
Selling and Administrative Expense
Selling and administrative expense for 2012 decreased $0.1 million, or 0.2%, to $21.1 million from $21.2 million for 2011. The decrease was mainly due to the discontinuance of the Regent Trade name royalty fees partially offset by increased salary and wage expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2012 increased $0.9 million, or 9.8%, to $9.7 million from $8.8 million for 2011, mainly driven by increased depreciation on capitalizable ship improvements made during the drydock periods during 2011.

Non-Operating Income (Expense)
Interest expense increased $0.1 million, or 0.8%, to $8.1 million in 2012 from $8.0 million in 2011. The increase was primarily driven by our bond offering in May 2011.
Other income (expense) primarily consisted of derivative gains (losses). In 2012, we had a net gain of $2.3 million on our fuel hedge contracts, coupled with a $0.2 million gain on foreign currency hedges. In 2011, we had a net gain of $3.7 million on fuel hedges slightly offset by a $0.2 million loss on foreign currency transactions.
Net Yield
Net Yield increased by 5.2% to $455.48 for 2012 from $432.82 for 2011, mainly due to increases in our ticket prices and higher occupancy.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 4.7% to $364.25 in 2012 from $348.04 in 2011. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 1.9% to $286.38 in 2012 from $281.09 in 2011 primarily due to higher hotel service expense which in turn was driven by increased PDS.
Recently Adopted and Future Application of Accounting Standards
Refer to Note 1, Basis of Presentation within the accompanying Consolidated Financial Statements. As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820), ASU 2011-05: Presentation of Comprehensive Income (Topic 220), ASU 2011-08: Intangibles - Goodwill and Other (Topic 350) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.
Refer to Note 2, Summary of Significant Accounting Policies to our audited financial statements and notes thereto included in the fifth amendment to our registration statement on Form S-4 (333-178244) filed with the Securities and Exchange Commission on May 7, 2012 for further information on Recent Accounting Pronouncements. Additionally, as an “emerging growth company”, we have elected the option to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities decreased by $0.1 million to $17.9 million in 2012 from $18.0 million in 2011 primarily due to an increase in net income adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $0.8 million, an increase of $4.8 million in receivables, prepaid expenses, inventories, and accounts payable and accrued expenses, and a decrease in cash provided by passenger deposits of $5.7 million.
Net cash used in investing activities decreased by $4.4 million to $4.7 million in 2012 from $9.1 million in 2011. The decrease was primarily due to the Regent Trade name and Regent licensing rights acquired in 2011.

Net cash used in financing activities decreased by $4.2 million to $2.1 million in 2012 from $6.3 million in 2011 due to the repayment of bank debt in 2011. There was no capitalized interest in either period. Also, in 2012 we made a $2.0 million payment for previously acquired Regent licensing rights.
Funding Sources and Future Commitments
As of March 31, 2012, our liquidity was $119.8 million, consisting of $79.8 million in cash and cash equivalents and $40.0 million available under our senior secured revolving credit facility. We had a working capital deficit of $100.5 million as of March 31, 2012, as compared to our working capital deficit of $142.2 million as of March 31, 2011. Similar to others in our industry, we are able to operate with a substantial working capital deficit because (1) passenger deposits are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. In addition, we financed the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt was $6.3 million at March 31, 2012. We generate substantial cash flows from operations, and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future. Most cruise lines in the industry operate with a substantial working capital deficit, as well.
We have significant contractual obligations of which our debt maturities represent our largest funding requirement. As of March 31 2012, we have $518.5 million in future debt maturities, of which $6.3 million is payable through March 2013.
We believe our cash on hand, expected future operating cash inflows, additional borrowings under existing facilities, our ability to issue debt securities, and our ability to raise additional equity, including capital contributions, will be sufficient to fund operations, debt service requirements, and capital expenditures, and to maintain compliance with financial covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional fundings will be available in the future to fund our future obligations.

Contractual Obligations
As of March 31 2012, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Activities:
Interest on long-term debt (1)	$134,193	$26,284	$46,315	$41,063	$20,531
Operating lease obligations	2,228	737	1,491	—	—
Maintenance contract obligations (2)	15,743	3,149	6,297	6,297	—
Investing Activities:
Maintenance contract obligations (2)	767	767	—	—	—
Regent licensing rights (3)	2,000	2,000	—	—	—
Financing Activities:
Long-term debt (4)	518,500	6,250	287,250	—	225,000
Capital lease obligation (5)	6,607	520	1,143	1,201	3,743
Total	$680,038	$39,707	$342,496	$48,561	$249,274

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon 3-month LIBOR plus the applicable margin. At March 31, 2012, the 3 month LIBOR rate was 0.47% for all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(2)
Amounts represent obligations under the five year maintenance agreement with a third party vendor for certain equipment purchases and monthly maintenance fees. The contract was signed on March 1, 2012 and has a term of sixty months.

(3)	Amounts represent obligations under the terms of the Regent trademark license agreement.

(4)
Amounts represent debt obligations with initial terms in excess of one year. The contractual obligation under long-term debt does not reflect any excess cash flow payments we may be required to make pursuant to our senior secured credit facilities.

(5)	Amounts represent capital lease obligation with initial term in excess of one year.

As a normal part of our business, depending on market conditions, pricing and our overall growth strategy, we continuously consider opportunities to enter into contracts for building additional ships. We may also consider the sale of ships or the purchase of existing ships. We continuously consider potential acquisitions and strategic alliances. If any of these were to occur, they would be financed through the incurrence of additional indebtedness, the issuance of additional capital contributions, or through cash flows from operations.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments or variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our term loans and Notes contain a number of covenants that will impose significant operating and financial restrictions on us, including requirements that we maintain a minimum liquidity, a minimum mortgage vessel senior debt service coverage ratio and a maximum loan-to-asset ratio, and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of March 31, 2012, we are in compliance with all debt covenants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. For a discussion of our market risks, refer to Note 4, Derivative Instruments, Hedging Activities and Fair Value Measurements in the accompanying notes to consolidated financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of March 31, 2012, that all were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
Articles of incorporation and by-laws
3.1	Corporate Charter of Seven Seas Cruises S. DE R.L. (f/k/a Classic Cruises Holdings S. DE R.L.), dated as of November 7, 2007	S-4	3.1	11/30/2011
3.2	Certificate of Incorporation of Celtic Pacific (UK) Limited (f/k/a Augurship III Limited), dated as of November 1, 1990, as amended on December 20, 1990	S-4	3.2	11/30/2011
3.3	Memorandum and Articles of Association of Celtic Pacific (UK) Limited, dated as of December 20, 1990	S-4	3.3	11/30/2011
3.4	Certificate of Incorporation of Celtic Pacific (UK) Two Limited, dated as of October 26, 2000	S-4	3.4	11/30/2011
3.5	Memorandum and Articles of Association of Celtic Pacific (UK) Two Limited, dated as of October 26, 2000, as amended on May 8, 2003 and January 28, 2008	S-4	3.5	11/30/2011
3.6	Certificate of Formation of Mariner, LLC, dated as of October 26, 2010	S-4	3.6	11/30/2011
3.7	Limited Liability Company Agreement of Mariner, LLC, dated as of October 26, 2010	S-4	3.7	11/30/2011
3.8	Certificate of Incorporation of Prestige Cruise Services (Europe) Limited (f/k/a Regent Seven Seas Cruises UK Limited and Radisson Seven Seas Cruises UK Limited), dated as of September 29, 2000, as amended on March 6, 2006 and October 5, 2011	S-4	3.8	11/30/2011
3.9	Memorandum and Articles of Association of Prestige Cruise Services (Europe) Limited (f/k/a Regent Seven Seas Cruises UK Limited and Radisson Seven Seas Cruises UK Limited), dated as of September 29, 2000	S-4	3.9	11/30/2011
3.10	Certificate of Formation of SSC (France) LLC, dated as of January 16, 2008	S-4	3.10	11/30/2011
3.11	Limited Liability Company Agreement of SSC (France) LLC, dated as of January 16, 2008	S-4	3.11	11/30/2011
3.12	Certificate of Incorporation of Supplystill Limited, dated as of October 29, 1999	S-4	3.12	11/30/2011
3.13	Articles of Association of Supplystill Limited, dated as of November 10, 2010	S-4	3.13	11/30/2011
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: May 18, 2012	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: May 18, 2012	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer