Form 10-Q/A
period 2012-03-31
Seven Seas Cruises S. DE R.L.
filed 2012-06-06
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment no. 1)

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

Large accelerated filer	¬	Accelerated filer	¬

Non-accelerated filer	☒	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Seven Seas Cruises S. DE R.L.'s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-Q, for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 18, 2012, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seven Seas Cruises S. DE R.L.
(Registrant)

Date: June 6, 2012	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: June 6, 2012	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer