Form 10-Q
period 2012-06-30
Seven Seas Cruises S. DE R.L.
filed 2012-08-09
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

SEVEN SEAS CRUISES S. DE R.L.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	June 30, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$106,689	$68,620
Restricted cash	234	743
Trade and other receivables, net	9,975	8,319
Related party receivables	—	748
Inventories	6,013	5,132
Prepaid expenses	20,396	19,149
Other current assets	3,322	4,165
Total current assets	146,629	106,876
Property and equipment, net	653,259	655,360
Goodwill	404,858	404,858
Intangible assets, net	84,838	86,120
Other long-term assets	29,999	30,576
Total assets	$1,319,583	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$1,821	$5,752
Related party payables	1,474	—
Accrued expenses	47,074	41,782
Passenger deposits	196,817	159,312
Derivative liabilities	2,405	112
Current portion of long-term debt	12,500	—
Total current liabilities	262,091	206,958
Long-term debt	506,000	518,500
Other long-term liabilities	9,823	13,694
Total liabilities	777,914	739,152
Commitments and contingencies
Members' equity
Contributed capital	563,863	563,365
Accumulated deficit	(22,194)	(18,727)
Total members' equity	541,669	544,638
Total liabilities and members' equity	$1,319,583	$1,283,790

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Passenger ticket	$119,548	$110,185	$228,120	$203,453
Onboard and other	11,932	12,664	23,220	23,167
Total revenue	131,480	122,849	251,340	226,620

Cruise operating expense
Commissions, transportation and other	46,468	38,718	85,734	67,224
Onboard and other	3,153	3,608	5,409	5,252
Payroll, related and food	19,245	17,699	38,021	35,186
Fuel	10,435	10,263	22,547	20,612
Other ship operating	11,040	9,820	20,371	18,947
Other	5,844	5,283	7,124	6,323
Total cruise operating expense	96,185	85,391	179,206	153,544
Other operating expense
Selling and administrative	16,854	16,974	38,001	38,172
Depreciation and amortization	9,868	9,224	19,543	18,037
Total operating expense	122,907	111,589	236,750	209,753
Operating income	8,573	11,260	14,590	16,867

Non-operating income (expense)
Interest income	122	50	225	64
Interest expense	(7,982)	(7,394)	(16,066)	(15,412)
Other income (expense)	(4,527)	(7,026)	(2,015)	(3,098)
Total non-operating expense	(12,387)	(14,370)	(17,856)	(18,446)
Loss before income taxes	(3,814)	(3,110)	(3,266)	(1,579)
Income tax benefit (expense)	(11)	108	(201)	50
Net loss	(3,825)	(3,002)	(3,467)	(1,529)

Other comprehensive loss, net of tax:
Loss on change in derivative fair value	—	—	—	(2,814)
Total comprehensive loss	$(3,825)	$(3,002)	$(3,467)	$(4,343)

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(3,467)	$(1,529)
Adjustments:
Depreciation and amortization	19,543	18,037
Amortization of deferred financing costs	1,577	1,916
Accretion of debt discount	218	168
Stock-based compensation	499	428
Unrealized loss (gain) on derivative contracts	2,710	(1,316)
Loss on early extinguishment of debt	—	7,502
Other, net	275	7
Changes in operating assets and liabilities:
Trade and other accounts receivable	(909)	5,253
Prepaid expenses and other current assets	(1,240)	(7,591)
Inventories	(881)	(1,904)
Accounts payable and accrued expenses	52	505
Passenger deposits	35,689	38,284
Net cash provided by operating activities	54,066	59,760
Cash flows from investing activities
Purchases of property and equipment	(14,135)	(11,840)
Change in restricted cash	509	(20,167)
Acquisition of intangible assets	—	(4,445)
Net cash used in investing activities	(13,626)	(36,452)
Cash flows from financing activities
Repayment of debt	—	(180,786)
Proceeds from the issuance of senior secured notes	—	225,000
Debt issuance costs	(374)	(6,562)
Deferred intangible asset payment	(2,000)	—
Costs associated with the early extinguishment of debt	—	(1,393)
Net cash (used in) provided by financing activities	(2,374)	36,259

Effect of exchange rate changes on cash and cash equivalents	3	428
Net increase in cash and cash equivalents	$38,069	$59,995
Cash and cash equivalents
Beginning of period	68,620	37,258
End of period	106,689	97,253

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
The accompanying Consolidated Balance Sheet at June 30, 2012 and the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 and Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 are unaudited, and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 and notes thereto included in the fifth amendment to our registration statement on Form S-4 (333-178244) filed with the Securities and Exchange Commission on May 7, 2012. Our operations are seasonal, and results from our interim periods are not necessarily indicative of the results to be expected for the entire year.
New Accounting Pronouncements - As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-08, Intangibles - Goodwill and Other (Topic 350). This updated standard allows a company to perform a quantitative analysis prior to its two step impairment test. If this analysis does not result in a more likely than not conclusion that impairment exists, then performing the two step impairment test is no longer required. This change did not have any impact on our consolidated financial condition, results of comprehensive income (loss) or cash flows.
As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This updated standard has changed the presentation of our financial statements as it required presentation of comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) or in two separate, but consecutive statements. We have elected to present this information on a single continuous statement. This change did not have any impact on our consolidated financial condition, results of comprehensive income (loss) or cash flows.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820). This standard increased the disclosure requirements for each class of assets and liabilities that is not measured at fair value in the balance sheet, but for which fair value is disclosed within the notes to the financial statements. This change did not have any impact on our consolidated financial condition, results of comprehensive income (loss) or cash flows.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This standard delays the presentation requirements for reclassifying items out of accumulated other comprehensive income (loss) as noted in Financial Accounting Standards Board ASU 2011-12. This change did not have any impact on our consolidated financial condition, results of comprehensive income (loss) or cash flows.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income (loss) as part of the statement of equity and requires the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) in the statement(s) where the components of net income (loss) and the components of other comprehensive income (loss) are presented. This accounting standard update became effective on January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.
Note 2.    Property and Equipment, net
During the six months ended June 30, 2012, property and equipment, net decreased $2.1 million. Capital expenditures totaled $9.2 million and $7.8 million for the three months ended June 30, 2012 and 2011, respectively, and $14.1 million and $11.8 million for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense on assets in service was $9.1 million and $8.6 million for the three months ended June 30, 2012 and 2011, respectively, and $18.1 million and $16.7 million for the six months ended June 30, 2012 and 2011, respectively.
Note 3.    Debt

	June 30,	December 31,
(in thousands)	2012	2011

$425 million term loan, currently LIBOR plus 1.75%, due through 2014	$293,500	$293,500
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
	518,500	518,500
Less: Current portion of long-term debt	12,500	—
Long-term portion	$506,000	$518,500
Interest expense on third-party debt, including interest rate swaps in 2011, was $6.9 million and $6.0 million for the three months ended June 30, 2012 and 2011, respectively, and $13.8 million and $12.8 million for the six months ended June 30, 2012 and 2011, respectively.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We use interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. During 2008, we entered into an interest rate swap agreement with a notional amount of $400.0 million to limit the interest rate exposure related to our long-term debt. This interest rate swap, which matured on February 14, 2011, was designated as a cash flow hedge and the change in fair value of the effective portion of the interest rate swap was recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. There were no interest rate swaps outstanding as of June 30, 2012 and December 31, 2011.
Foreign Currency Exchange Risk
Our exposure to foreign currency exchange rate risk relates to our euro denominated vessel dry-dock and other operational expenses. We enter into foreign currency swaps to limit the exposure to movements in the foreign currency exchange rates. The foreign currency swaps do not qualify for hedge accounting; therefore, the changes in fair value of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income (loss) and comprehensive income (loss). The total aggregate notional amount of outstanding foreign currency swap agreements as of June 30, 2012 and December 31, 2011 was €2.0 million ($2.7 million) and €3.9 million ($5.2 million), respectively.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income (loss) and comprehensive income (loss). As of June 30, 2012, we have hedged the variability in future cash flows for forecasted fuel consumption occurring through 2014. As of June 30, 2012 and December 31, 2011, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2012	As of December 31, 2011
	(in barrels)
2012	157,500	156,300
2013	203,025	—
2014	108,750	—

	Fuel Swap Agreements
	As of June 30, 2012	As of December 31, 2011
	(% hedged)
2012	80%	39%
2013	52%	—%
2014	28%	—%

Our fuel derivative contracts are subject to certain margin requirements. On any business day, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million. The amount of collateral required to be posted is an amount equal to the difference between the exposure (cost of liquidating and terminating the derivative position) and $3.0 million at our parent company level. As of June 30, 2012 and December 31, 2011, we were not required to post any collateral for our fuel derivative instruments as the exposure at our parent company level did not exceed $3.0 million.
At June 30, 2012 and December 31, 2011, the fair values and line item captions of derivative instruments recorded were as follows:

Derivatives not designated as hedging instruments under FASB ASC 815-20

		Fair Value as of		Fair Value as of
(in thousands)	Balance Sheet Location	June 30, 2012		December 31, 2011

Foreign currency swap	Other current assets	$77		$—
Fuel hedges	Other current assets	—		489
Fuel hedges	Other long-term assets	129		—
	Total Derivatives Assets	$206		$489

Foreign currency swap	Current liabilities - Derivative liabilities	$119		$112
Fuel hedges	Current liabilities - Derivative liabilities	2,286		—
Fuel hedges	Other long-term liabilities	134		—
	Total Derivatives Liabilities	$2,539	—	$112

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements as of June 30, 2012.
The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2011 was as follows:

(in thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion excluded from Effectiveness Testing)

Interest rate swap	$(2,814)	Interest expense	$(2,814)	N/A	$—
Total	$(2,814)		$(2,814)		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2012 and 2011 was as follows:

	Location of Gain/(Loss) Recognized in Income on Derivative
		Amount of Gain / (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,
(in thousands)		2012	2011

Foreign currency swap	Other income (expense)	$(216)	$—
Fuel hedges	Other income (expense)	(3,687)	394
Total		$(3,903)	$394

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative
		For the Six Months Ended June 30,
(in thousands)		2012	2011

Foreign currency swap	Other income (expense)	$(7)	$—
Fuel hedges	Other income (expense)	(1,402)	4,097
Total		$(1,409)	$4,097

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

Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	Carrying Value as of		Fair Value as of
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Long-term bank debt	$293,500	$293,500	$284,853	$275,338
Senior secured notes	225,000	225,000	232,313	226,133
Total	$518,500	$518,500	$517,166	$501,471

Long-term bank debt: level 2 inputs were used to calculate the fair value of our long-term debt which was estimated using the present value of expected future cash flows which incorporates our risk profile. The valuation also takes into account debt maturity and interest rate based on the contract terms.
Senior secured notes: level 1 inputs were used to calculate the fair value of our Notes which was estimated using quoted market prices.
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accounts receivable, accounts payable, accrued interest, and accrued expenses approximate their fair values as of June 30, 2012 and December 31, 2011.
We consider these inputs to be level 1 as all are observable and require no judgment for valuation.
The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of June 30, 2012				As of December 31, 2011
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$206	$—	$206	$—	$489	$—	$489	$—
Total Assets		$206	$—	$206	$—	$489	$—	$489	$—
Liabilities
Derivative financial instruments	(b)	$2,539	$—	$2,539	$—	$112	$—	$112	$—
Total liabilities		$2,539	$—	$2,539	$—	$112	$—	$112	$—

(a) As of June 30, 2012, derivative financial instruments assets of $0.1 million and $0.1 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2011, $0.5 million was classified as other current assets.
(b) As of June 30, 2012, derivative financial instruments liabilities of $2.4 million and $0.1 million are classified as current liabilities-derivative liabilities and other long-term liabilities, respectively, in the consolidated balance sheets. As of December 31, 2011, $0.1 million was classified as current liabilities-derivative liabilities.

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
Other long-lived assets, such as our vessels, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value measured by undiscounted or discounted expected future cash flows would be considered Level 3 inputs. During the second quarter of 2012, the Seven Seas Navigator underwent a dry-dock, in which significant improvements were made. Due to the significant costs added to its carrying value, we performed an impairment review utilizing an undiscounted cash flow analysis. The principle assumptions used in the undiscounted cash model were projected operating results, including net per diems, net cruise costs, projected occupancy, available passenger days, and projected growth. Upon performing the impairment review, we determined that the revised carrying amount of the vessel is recoverable and therefore not impaired as of June 30, 2012. Our annual impairment tests are performed as of September 30th.
Note 5.    Commitments and Contingencies
Contingencies – Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. The majority of claims are covered by insurance and we believe the outcome of such claims, net of estimated insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Other
During February 2012, we made a $2.0 million payment for previously acquired intangible assets related to Regent licensing rights acquired in 2011. As of June 30, 2012, we have a remaining liability of $2.0 million due in February 2013.

During March 2012, management signed a 5-year maintenance agreement with a vendor. The cost of future maintenance contract obligations as of June 30, 2012 is approximately $14.4 million. The contract consists of multiple cost components. Monthly variable maintenance fees are based on engine usage over the contract term. Monthly fixed fees are based on a per vessel basis. We are also required to purchase a certain amount of capital equipment and spare parts. Equipment will be recorded as property and equipment upon receipt and maintenance fees are recorded as repair and maintenance expenses. As of June 30, 2012 we pre-paid $1.0 million for capital equipment, which is recorded in Prepaid expenses in the accompanying consolidated balance sheet.

During April 2012, our Chief Operating Officer was granted 600,000 options to purchase PCI shares according to his employment contract. These options are time based and vest over 3 years on his employment anniversary date. The contractual term of these options are 8 years and forfeiture percentage is estimated as 0%. Total compensation expense for these options was calculated at our parent company level. The fair value was estimated on the date of grant using the Black-Scholes model which includes the fair value of PCI common stock determined at the approximate grant date. The estimated fair value of these stock options, less estimated forfeitures, totaled $1.4 million and is amortized over the vesting period using the graded-vesting method. As our Chief Operating Officer provides services to both us and Oceania Cruises, Inc., our sister company, the related compensation costs are allocated on an agreed percentage. The allocated compensation expense was approximately $0.2 million for the three and six months ended June 30, 2012.
Note 6. Accumulated Other Comprehensive Loss
The following table summarizes activity within accumulated other comprehensive loss:

(in thousands)	2012	2011
Accumulated other comprehensive loss - January 1	$—	$(2,814)
Quarterly change in derivative fair value		2,814
Accumulated other comprehensive loss - March 31	$—	$—
Quarterly change in derivative fair value	—	—
Accumulated other comprehensive loss - June 30	$—	$—

Note 7. Subsequent Events
On August 1, 2012, we held a meeting with potential investors to discuss the refinance of our existing credit facility with a new $340 million senior secured credit facility. The meeting was preliminary in nature, and at this time we have not committed to complete a refinancing, nor can we state the terms on which any such refinancing would be achieved.

Note 8. Consolidating Financial Information
Our Notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries ( the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income (loss) and comprehensive income (loss) for three and six months ended June 30, 2012 and 2011, condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
Seven Seas Cruises S. DE R.L. has charter hire agreements in place with certain subsidiaries, which own the vessels. These agreements require Seven Seas Cruises S. DE R.L. to pay a daily hire fee to the subsidiary to administratively manage the vessel. The costs incurred by the vessel owning subsidiaries include deck and engine crew payroll and expenses, vessel insurance, depreciation and interest related to the terms loans. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is also a Guarantor.
Our vessel owning subsidiaries are parties to our first lien term loan as both borrowers and guarantors. The applicable outstanding debt related to the first lien term loan is included in the Guarantor accounts as well as the related interest expense and deferred financing costs. In 2011, Seven Seas Cruises S. DE R.L repaid the second lien term loan. As the loan was repaid by the parent company, each subsidiary remains responsible for its portion of the related debt to Seven Seas Cruises S. DE R.L. and such obligation was recorded as an intercompany payable at the subsidiary level and eliminated within the 2011 condensed consolidated balance sheet.
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

Condensed Consolidating Balance Sheets
	As of June 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$104,586	$2,103	$—	$106,689
Restricted cash	234	—	—	234
Trade and other receivable, net	9,843	132	—	9,975
Related party receivables	—	—	—	—
Inventories	4,082	1,931	—	6,013
Prepaid expenses	19,763	633	—	20,396
Intercompany receivable	155,211	35,706	(190,917)	—
Other current assets	1,328	1,994	—	3,322
Total current assets	295,047	42,499	(190,917)	146,629
Property and equipment, net	73,292	579,967	—	653,259
Goodwill	404,858	—	—	404,858
Intangible assets, net	84,838	—	—	84,838
Other long-term assets	27,817	2,182	—	29,999
Investment in subsidiaries	222,393	—	(222,393)	—
Total assets	$1,108,245	$624,648	$(413,310)	$1,319,583

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$1,155	$666	$—	$1,821
Related party payables	1,474	—	—	1,474
Intercompany payables	35,706	155,211	(190,917)	—
Accrued expenses	44,952	2,122	—	47,074
Passenger deposits	196,817	—	—	196,817
Derivative liabilities	2,405	—	—	2,405
Current portion of long-term debt	2,097	10,403	—	12,500
Total current liabilities	284,606	168,402	(190,917)	262,091
Long-term debt	272,147	233,853	—	506,000
Other long-term liabilities	9,823	—	—	9,823
Total liabilities	566,576	402,255	(190,917)	777,914
Commitments and Contingencies
Members' equity
Contributed capital	563,863	134,036	(134,036)	563,863
Accumulated deficit	(22,194)	88,357	(88,357)	(22,194)
Total members' equity	541,669	222,393	(222,393)	541,669
Total liabilities and members' equity	$1,108,245	$624,648	$(413,310)	$1,319,583

Condensed Consolidating Balance Sheets
	As of December 31, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67,771	$849	$—	$68,620
Restricted cash	743	—	—	743
Trade and other receivable, net	8,242	77	—	8,319
Related party receivables	748	—	—	748
Inventories	3,284	1,848	—	5,132
Prepaid expenses	17,637	1,512	—	19,149
Intercompany receivable	176,672	30,849	(207,521)	—
Other current assets	2,171	1,994	—	4,165
Total current assets	277,268	37,129	(207,521)	106,876
Property and equipment, net	66,446	588,914	—	655,360
Goodwill	404,858	—	—	404,858
Intangible assets, net	86,120	—	—	86,120
Other long-term assets	27,416	3,160	—	30,576
Investment in subsidiaries	205,634	—	(205,634)	—
Total assets	$1,067,742	$629,203	$(413,155)	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$5,250	$502	$—	$5,752
Intercompany payables	30,849	176,672	(207,521)	—
Accrued expenses	39,642	2,140	—	41,782
Passenger deposits	159,312	—	—	159,312
Derivative liabilities	112	—	—	112
Total current liabilities	235,165	179,314	(207,521)	206,958
Long-term debt	274,245	244,255	—	518,500
Other long-term liabilities	13,694	—	—	13,694
Total liabilities	523,104	423,569	(207,521)	739,152
Commitments and Contingencies
Members' equity
Contributed capital	563,365	129,702	(129,702)	563,365
Accumulated deficit	(18,727)	75,932	(75,932)	(18,727)
Total members' equity	544,638	205,634	(205,634)	544,638
Total liabilities and members' equity	$1,067,742	$629,203	$(413,155)	$1,283,790

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended June 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$119,548	$—	$—	$119,548
Onboard and other	11,926	6	—	11,932
Related Party Revenue	—	26,302	(26,302)	—
Total revenue	131,474	26,308	(26,302)	131,480
Cruise operating expense
Commissions, transportation and other	46,492	1,407	(1,431)	46,468
Onboard and other	3,153	—	—	3,153
Payroll, related and food	16,171	3,074	—	19,245
Fuel	10,435	—	—	10,435
Other ship operating	7,505	3,535	—	11,040
Other	27,989	1,106	(23,251)	5,844
Total cruise operating expense	111,745	9,122	(24,682)	96,185
Selling and administrative	16,562	1,912	(1,620)	16,854
Depreciation and amortization	3,576	6,292	—	9,868
Total operating expense	131,883	17,326	(26,302)	122,907
Operating income (loss)	(409)	8,982	—	8,573
Non-operating income (expense)
Interest expense	(6,113)	(1,869)	—	(7,982)
Interest income	121	1	—	122
Other income (expense)	(4,474)	(53)	—	(4,527)
Equity in earnings of subsidiaries	7,046	—	(7,046)	—
Total non-operating income (expense)	(3,420)	(1,921)	(7,046)	(12,387)
Income (expense) before income taxes	(3,829)	7,061	(7,046)	(3,814)
Income tax benefit (expense), net	4	(15)	—	(11)
Net income (loss)	(3,825)	7,046	(7,046)	(3,825)
Comprehensive income (loss)	$(3,825)	$7,046	$(7,046)	$(3,825)

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended June 30, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$110,185	$—	$—	$110,185
Onboard and other	12,661	3	—	12,664
Related Party Revenue	—	24,888	(24,888)	—
Total revenue	122,846	24,891	(24,888)	122,849
Cruise operating expense
Commissions, transportation and other	38,720	1,178	(1,180)	38,718
Onboard and other	3,608	—	—	3,608
Payroll, related and food	14,789	2,910	—	17,699
Fuel	10,263	—	—	10,263
Other ship operating	7,433	2,387	—	9,820
Other	26,495	1,146	(22,358)	5,283
Total cruise operating expense	101,308	7,621	(23,538)	85,391
Selling and administrative	16,493	1,831	(1,350)	16,974
Depreciation and amortization	5,551	3,673	—	9,224
Total operating expense	123,352	13,125	(24,888)	111,589
Operating income (loss)	(506)	11,766	—	11,260
Non-operating income (expense)
Interest expense	(3,777)	(3,617)	—	(7,394)
Interest income	49	1	—	50
Other income (expense)	(7,026)	—	—	(7,026)
Equity in earnings of subsidiaries	8,254	—	(8,254)	—
Total non-operating income (expense)	(2,500)	(3,616)	(8,254)	(14,370)
Income (loss) before income taxes	(3,006)	8,150	(8,254)	(3,110)
Income tax benefit (expense), net	4	104	—	108
Net income (loss)	(3,002)	8,254	(8,254)	(3,002)
Comprehensive income (loss)	$(3,002)	$8,254	$(8,254)	$(3,002)

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Six Months Ended June 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$228,120	$—	$—	$228,120
Onboard and other	23,214	6	—	23,220
Related Party Revenue	—	53,103	(53,103)	—
Total revenue	251,334	53,109	(53,103)	251,340
Cruise operating expense
Commissions, transportation and other	85,697	3,399	(3,362)	85,734
Onboard and other	5,409	—	—	5,409
Payroll, related and food	31,891	6,130	—	38,021
Fuel	22,547	—	—	22,547
Other ship operating	14,909	5,462	—	20,371
Other	51,391	2,234	(46,501)	7,124
Total cruise operating expense	211,844	17,225	(49,863)	179,206
Selling and administrative	37,380	3,861	(3,240)	38,001
Depreciation and amortization	5,510	14,033	—	19,543
Total operating expense	254,734	35,119	(53,103)	236,750
Operating income (loss)	(3,400)	17,990	—	14,590
Non-operating income (expense)
Interest expense	(12,262)	(3,804)	—	(16,066)
Interest income	223	2	—	225
Other income (expense)	(1,983)	(32)	—	(2,015)
Equity in earnings of subsidiaries	14,128	—	(14,128)	—
Total non-operating income (expense)	106	(3,834)	(14,128)	(17,856)
Income (loss) before income taxes	(3,294)	14,156	(14,128)	(3,266)
Income tax benefit (expense), net	(173)	(28)	—	(201)
Net income (loss)	(3,467)	14,128	(14,128)	(3,467)
Comprehensive income (loss)	$(3,467)	$14,128	$(14,128)	$(3,467)

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Six Months Ended June 30, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$203,453	$—	$—	$203,453
Onboard and other	23,164	3	—	23,167
Related Party Revenue	—	49,520	(49,520)	—
Total revenue	226,617	49,523	(49,520)	226,620
Cruise operating expense
Commissions, transportation and other	67,227	2,423	(2,426)	67,224
Onboard and other	5,252	—	—	5,252
Payroll, related and food	29,336	5,850	—	35,186
Fuel	20,612	—	—	20,612
Other ship operating	14,358	4,589	—	18,947
Other	48,465	2,252	(44,394)	6,323
Total cruise operating expense	185,250	15,114	(46,820)	153,544
Selling and administrative	37,075	3,797	(2,700)	38,172
Depreciation and amortization	8,139	9,898	—	18,037
Total operating expense	230,464	28,809	(49,520)	209,753
Operating income (loss)	(3,847)	20,714	—	16,867
Non-operating income (expense)
Interest expense	(6,566)	(8,846)	—	(15,412)
Interest income	62	2	—	64
Other income (expense)	(3,105)	7	—	(3,098)
Equity in earnings of subsidiaries	11,981	—	(11,981)	—
Total non-operating income (expense)	2,372	(8,837)	(11,981)	(18,446)
Income (loss) before income taxes	(1,475)	11,877	(11,981)	(1,579)
Income tax benefit (expense), net	(54)	104	—	50
Net income (loss)	(1,529)	11,981	(11,981)	(1,529)
Other comprehensive income (loss), net of tax:
Loss on change in derivative fair value	(2,814)	—	—	(2,814)
Comprehensive income (loss)	$(4,343)	$11,981	$(11,981)	$(4,343)

Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$52,812	$1,254	$—	$54,066
Cash flows from investing activities
Purchases of property and equipment	(14,135)	—	—	(14,135)
Restricted cash	509	—	—	509
Net cash used in investing activities	(13,626)	—	—	(13,626)
Cash flows from financing activities
Debt related costs	(374)	—	—	(374)
Deferred payment for intangible asset	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,374)	—	—	(2,374)
Effect of exchange rate changes on cash and cash equivalents	3	—	—	3
Net increase in cash and cash equivalents	36,815	1,254	—	38,069
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$104,586	$2,103	$—	$106,689

Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$55,152	$4,608	$—	$59,760
Cash flows from investing activities
Purchases of property and equipment	(11,840)	—	—	(11,840)
Restricted cash	(20,167)	—	—	(20,167)
Acquisition of intangible assets	(4,445)	—	—	(4,445)
Net cash used in investing activities	(36,452)	—	—	(36,452)
Cash flows from financing activities
Debt related costs	(7,955)	—	—	(7,955)
Proceeds from issuance of senior secured notes	225,000	—	—	225,000
Repayment of debt	(176,293)	(4,493)	—	(180,786)
Net cash provided by (used) in financing activities	40,752	(4,493)	—	36,259
Effect of exchange rate changes on cash and cash equivalents	428	—	—	428
Net increase in cash and cash equivalents	59,880	115	—	59,995
Cash and cash equivalents
Cash and cash equivalents at beginning of period	36,093	1,165	—	37,258
Cash and cash equivalents at end of period	$95,973	$1,280	$—	$97,253

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

•
Onboard and other revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also included in Onboard and other revenue is gross revenue from pre- and post-cruise hotel accommodations, shore excursions, land packages, and related ground transportation for which we assume the risks of loss for collections and cancellations. Certain of our cruises include free unlimited shore excursions (“FUSE”) and/or free pre-cruise hotel accommodations, and such free excursions and hotel accommodations have no revenue attributable to them. The costs for FUSE and free hotel accommodations are included in commissions, transportation and other expense in the consolidated statements of income (loss) and comprehensive income (loss).

•
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

•	Fuel consists of fuel costs and related delivery and storage costs.

•	Other ship operating consists of port, deck and engine, certain entertainment-related expenses, and hotel consumables expenses.

•	Other consists primarily of dry-dock, ship insurance costs, and loss on disposals.
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
EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, and income tax benefit (expense).
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
Executive Overview
Revenue for the second quarter of 2012 was up 7.0% totaling $131.5 million, compared to $122.8 million in the second quarter of 2011 despite a 1.1% decrease in capacity due to the dry-dock of the Seven Seas Navigator. Net Yield for the second quarter of 2012 was up 2.8% driven by record occupancy of 98.1%, an increase of 8.5 percentage points compared to 89.6% in the second quarter of 2011. This increase was partially offset by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.
Net Cruise Cost, excluding Fuel and Other expense for the second quarter of 2012 was up 5.9% to $47.1 million compared to $44.5 million in the second quarter of 2011, primarily due to increased hotel services costs driven by an increase in occupancy of 8.5 percentage points as well as an increase in Deck and engine expenses primarily associated with a new five year partnership with Wartsila to maintain the engines throughout the fleet.
Fuel expense, net of the impact of settled fuel hedges, was $10.4 million compared to $8.6 million for the second quarter of 2011. As of June 30, 2012, the company has hedged approximately 80% of the remaining expected fuel consumption for 2012, 52% of expected fuel consumption for 2013 and 28% of expected fuel consumption for 2014.
Other expense was $5.8 million compared to $5.3 million for the second quarter of 2011. The increase is due to expenses associated with the Seven Seas Navigator dry-dock.
Adjusted EBITDA was $19.4 million for the second quarter of 2012, compared to $24.6 million for the second quarter of 2011. This decrease was primarily driven by increased product costs associated with the increased inclusive product offerings due to the soft market in Europe and increased fuel expense, net of the impact of settled fuel hedges.
Net loss was $3.8 million for the second quarter of 2012 compared to net loss of $3.0 million for the second quarter of 2011.

Results of Operations
Operating results for the three months ended June 30, 2012, compared to the same period in 2011, are shown in the following table (in thousands):

	Three Months Ended June 30,
	2012		2011
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$119,548	90.9%	$110,185	89.7%
Onboard and other	11,932	9.1%	12,664	10.3%
Total revenue	131,480	100.0%	122,849	100.0%

Cruise operating expense
Commissions, transportation and other	46,468	35.3%	38,718	31.5%
Onboard and other	3,153	2.4%	3,608	2.9%
Payroll, related and food	19,245	14.6%	17,699	14.4%
Fuel	10,435	7.9%	10,263	8.4%
Other ship operating	11,040	8.4%	9,820	8.0%
Other	5,844	4.4%	5,283	4.3%
Total cruise operating expense	96,185	73.2%	85,391	69.5%
Other operating expense
Selling and administrative	16,854	12.8%	16,974	13.8%
Depreciation and amortization	9,868	7.5%	9,224	7.5%
Total operating expense	122,907	93.5%	111,589	90.8%
Operating income	8,573	6.5%	11,260	9.2%

Non-operating income (expense)
Interest income	122	0.1%	50	—%
Interest expense	(7,982)	(6.1)%	(7,394)	(6.0)%
Other income (expense)	(4,527)	(3.4)%	(7,026)	(5.7)%
Total non-operating expense	(12,387)	(9.4)%	(14,370)	(11.7)%
Loss before income taxes	(3,814)	(2.9)%	(3,110)	(2.5)%
Income tax benefit (expense)	(11)	—%	108	0.1%
Net loss	$(3,825)	(2.9)%	$(3,002)	(2.4)%

Operating results for the six months ended June 30, 2012, compared to the same period in 2011, are shown in the following table (in thousands):

	Six Months Ended June 30,
	2012		2011
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$228,120	90.8%	$203,453	89.8%
Onboard and other	23,220	9.2%	23,167	10.2%
Total revenue	251,340	100.0%	226,620	100.0%

Cruise operating expense
Commissions, transportation and other	85,734	34.1%	67,224	29.7%
Onboard and other	5,409	2.2%	5,252	2.3%
Payroll, related and food	38,021	15.1%	35,186	15.5%
Fuel	22,547	9.0%	20,612	9.1%
Other ship operating	20,371	8.1%	18,947	8.4%
Other	7,124	2.8%	6,323	2.8%
Total cruise operating expense	179,206	71.3%	153,544	67.8%
Other operating expense
Selling and administrative	38,001	15.1%	38,172	16.8%
Depreciation and amortization	19,543	7.8%	18,037	8.0%
Total operating expense	236,750	94.2%	209,753	92.6%
Operating income	14,590	5.8%	16,867	7.4%

Non-operating income (expense)
Interest income	225	0.1%	64	—%
Interest expense	(16,066)	(6.4)%	(15,412)	(6.8)%
Other income (expense)	(2,015)	(0.8)%	(3,098)	(1.4)%
Total non-operating expense	(17,856)	(7.1)%	(18,446)	(8.1)%
Loss before income taxes	(3,266)	(1.3)%	(1,579)	(0.7)%
Income tax benefit (expense)	(201)	(0.1)%	50	—%
Net loss	$(3,467)	(1.4)%	$(1,529)	(0.7)%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Passenger Days Sold	160,101	147,860	317,974	295,985
APCD	163,170	164,990	335,160	335,090
Occupancy	98.1%	89.6%	94.9%	88.3%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(3,825)	$(3,002)	$(3,467)	$(1,529)
Interest income	(122)	(50)	(225)	(64)
Interest expense	7,982	7,394	16,066	15,412
Depreciation and amortization	9,868	9,224	19,543	18,037
Income tax (benefit) expense, net	11	(108)	201	(50)
Other (income) expense	4,527	7,026	2,015	3,098
Equity-based compensation/transactions (a)	351	121	499	428
Non-recurring expenses (b)	27	2,099	424	3,043
Restructuring (c)	172	270	449	404
Fuel hedge gain (d)	69	1,649	1,301	2,781
Loss on disposal (e)	304	—	304	—
ADJUSTED EBITDA	$19,364	$24,623	$37,110	$41,560

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

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

(c)	Restructuring charges represents non-recurring expenses associated with personnel changes, lease termination, and other corporate reorganizations to improve efficiencies.

(d)	Fuel hedge gain represents the realized gain on fuel hedges triggered by the settlement of the hedge instrument.

(e)	Loss on disposal represents asset write-offs during vessel dry-dock periods.

In the following table, Net Per Diem is calculated by dividing net revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Passenger ticket revenue	$119,548	$110,185	$228,120	$203,453
Onboard and other revenue	11,932	12,664	23,220	23,167
Total revenue	131,480	122,849	251,340	226,620
Less:
Commissions, transportation and other expense	46,468	38,718	85,734	67,224
Onboard and other expense	3,153	3,608	5,409	5,252
Net Revenue	$81,859	$80,523	$160,197	$154,144

Passenger Days Sold	160,101	147,860	317,974	295,985
APCD	163,170	164,990	335,160	335,090
Net Per Diem	$511.29	$544.59	$503.81	$520.78
Gross Yield	805.79	744.58	749.91	676.30
Net Yield	501.68	488.05	477.97	460.01

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total cruise operating expense	$96,185	$85,391	$179,206	$153,544
Selling and administrative expense	16,854	16,974	38,001	38,172
Gross Cruise Cost	113,039	102,365	217,207	191,716
Less:
Commissions, transportation and other expense	46,468	38,718	85,734	67,224
Onboard and other expense	3,153	3,608	5,409	5,252
Net Cruise Cost	$63,418	$60,039	$126,064	$119,240
Less:
Fuel	10,435	10,263	22,547	20,612
Other expense	5,844	5,283	7,124	6,323
Net Cruise Cost, excluding Fuel and Other	$47,139	$44,493	$96,393	$92,305

APCD	163,170	164,990	335,160	335,090
Gross Cruise Cost per APCD	$692.77	$620.43	$648.07	$572.13
Net Cruise Cost per APCD	388.66	363.89	376.13	355.84
Net Cruise Cost, excluding Fuel and Other, per APCD	288.90	269.67	287.60	275.46

Three Months Ended June 30, 2012 ("2012") Compared to Three Months Ended June 30, 2011 ("2011")
Revenue
Total revenue increased $8.6 million or 7.0%, to $131.5 million in 2012 from $122.8 million in 2011. This increase was mainly due to:

•
Passenger ticket revenue increased $9.4 million or 8.5%, to $119.5 million in 2012 from $110.2 million in 2011, primarily due to higher occupancy of 98.1% in 2012, up 8.5 percentage points from 89.6% in 2011.

•
Onboard and other revenue decreased $0.8 million or 5.8%, to $11.9 million in 2012, from $12.7 million in 2011, primarily driven by a $1.1 million decrease in cancellation revenue due to fewer close-in cancellations, partially offset by a $0.3 million increase in onboard revenue.

Cruise Operating Expense
Total cruise operating expense increased $10.8 million, or 12.6%, to $96.2 million in 2012, from $85.4 million in 2011. The increase was mainly due to:

•	$7.8 million increase in Commissions, transportation and other, due to higher costs of $5.1 million, driven primarily by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market. The remaining increase in Commissions, transportation and other was primarily caused by related costs associated with increased revenues and increased passenger days sold.

•
$1.5 million increase in Payroll, related and food; $0.9 million of this increase was driven by an increase in hotel services costs due to an increase in occupancy of 8.5 percentage points and the remaining $0.6 million was due to general cost increases.

•
$1.2 million increase in Other ship operating, primarily driven by increased deck and engine costs, which include costs associated with our five year partnership with Wartsila to maintain the engines throughout the fleet which began in March 2012.

•	$0.6 million increase in Other, primarily driven by increased dry-dock expenses.

Selling and Administrative Expense
Selling and administrative expense for 2012 decreased $0.1 million, or 0.6%, to $16.9 million from $17.0 million for 2011. The decrease was mainly due to the decrease in non-recurring professional fees and sales and marketing expenses of $0.5 million partially offset by increased salary and wage expenses of $0.4 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2012 increased $0.7 million, or 7.0%, to $9.9 million from $9.2 million for 2011, mainly driven by increased depreciation on capitalizable ship improvements made during the dry-dock periods in 2011.
Non-Operating Income (Expense)
Interest expense increased $0.6 million, or 7.9%, to $8.0 million in 2012, from $7.4 million in 2011. The increase was primarily driven by the refinancing of our second lien term loan in May 2011 with the issuance of senior secured notes bearing a higher fixed interest rate.

Other income (expense) primarily consisted of derivative gains (losses) in 2012. We had a net loss of $3.7 million on our fuel hedge contracts due to a decline in fuel prices during the quarter, coupled with a $0.2 million loss on foreign currency hedges. In 2011, we had a loss on the extinguishment of debt of $7.5 million as part of our refinancing of our second lien term loan coupled with a net gain of $0.4 million on fuel hedges.
Net Yield
Net Yield increased by 2.8% to $501.68 for 2012 from $488.05 for 2011, mainly due to higher occupancy and increases in our ticket prices partially offset by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 6.8% to $388.66 in 2012 from $363.89 in 2011. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 7.1% to $288.90 in 2012 from $269.67 in 2011, primarily due to higher hotel service expense, which in turn was driven by increased PDS.

Six Months Ended June 30, 2012 ("2012") Compared to Six Months Ended June 30, 2011 ("2011")
Revenue
Total revenue increased $24.7 million or 10.9%, to $251.3 million in 2012, from $226.6 million in 2011. This increase was mainly due to:

•	Passenger ticket revenue increased $24.7 million or 12.1%, to $228.1 million in 2012, from $203.5 million in 2011, driven by a $15.1 million increase in PDS and a $9.6 million increase due to pricing.

•
Onboard and other revenue was flat at $23.2 million in 2012 compared to 2011, as a $1.6 million increase in combined shore excursion, onboard and other destination services revenue was offset by a $1.3 million decrease in cancellation revenue due to fewer close-in cancellations, and a $0.3 million decrease in net passenger insurance revenue.

Cruise Operating Expense
Total cruise operating expense increased $25.7 million, or 16.7%, to $179.2 million in 2012, from $153.5 million in 2011. The increase was mainly due to:

•
$18.5 million increase in Commissions, transportation and other, driven primarily by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market. The remaining increase in Commissions, transportation and other was primarily caused by related costs associated with increased revenues and increased passenger days sold.

•
$2.8 million increase in Payroll, related and food; $1.6 million was driven by an increase in hotel services costs due to an increase in occupancy and the remaining $1.2 million was due to general cost increases.

•	$1.9 million increase in Fuel driven by a 16.4% increase in our average cost per Metric Ton to $765 per Metric Ton in 2012 from $657 per Metric Ton in 2011.

•
$1.4 million increase in Other ship operating, primarily driven by increased deck and engine costs, which include costs associated with our five year partnership with Wartsila to maintain the engines throughout the fleet. The contract began in March 2012.

•	$0.8 million increase in Other, primarily driven by increased dry-dock expenses.

Selling and Administrative Expense
Selling and administrative expense for 2012 decreased $0.2 million, or 0.5%, to $38.0 million, from $38.2 million for 2011. The decrease was mainly due to the decrease in non-recurring professional fees and sales and marketing expenses of $1.5 million, partially offset by increased salary and wage expenses of $1.3 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2012 increased $1.5 million, or 8.3%, to $19.5 million from $18.0 million for 2011, mainly driven by increased depreciation on capitalizable ship improvements made during the dry-dock periods in 2011.
Non-Operating Income (Expense)
Interest expense increased $0.7 million, or 4.2%, to $16.1 million in 2012, from $15.4 million in 2011. The increase was primarily driven by the refinancing of our second lien term loan in May 2011 with higher interest senior secured notes.
Other income (expense) primarily consisted of derivative gains (losses) in 2012. We had a net loss of $1.4 million on our fuel hedge contracts due to a decline in fuel prices during the second quarter, coupled with a $0.6 million loss on foreign currency translation. In 2011, we had a loss on the extinguishment of debt of $7.5 million as part of our refinancing of debt in connection with the bond offering, combined with a net gain of $4.1 million on fuel hedges and a $0.3 million gain on foreign currency translation.
Net Yield
Net Yield increased by 3.9% to $477.97 for 2012, from $460.01 for 2011, mainly due to higher occupancy and increases in our ticket prices partially offset by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 5.7% to $376.13 in 2012, from $355.84 in 2011. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 4.4% to $287.60 in 2012 from $275.46 in 2011, primarily due to higher hotel service expense, which in turn was driven by increased PDS.

Recently Adopted and Future Application of Accounting Standards
Refer to Note 1, Basis of Presentation, within the accompanying Consolidated Financial Statements. As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820), ASU 2011-05: Presentation of Comprehensive Income (Topic 220), ASU 2011-08: Intangibles - Goodwill and Other (Topic 350) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.

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
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities decreased by $5.7 million to $54.1 million in 2012, from $59.8 million in 2011, primarily due to a decrease in net income (loss) adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $4.0 million, a decrease of $0.8 million in receivables, prepaid expenses, inventories, and accounts payable and accrued expenses, and a decrease in cash provided by passenger deposits of $2.6 million.
Net cash used in investing activities decreased by $22.9 million to $13.6 million in 2012, from $36.5 million in 2011. The decrease was primarily due to the change in restricted cash and the Regent trade name and Regent licensing rights acquired in 2011.
Net cash used in or provided by financing activities changed to $2.4 million used in 2012 from $36.3 million provided by financing activities in 2011 due to the net proceeds from the issuance of senior secured notes in May 2011. Also, in 2012 we made a $2.0 million payment for previously acquired Regent licensing rights.
Funding Sources and Future Commitments
As of June 30, 2012, our liquidity was $146.7 million, consisting of $106.7 million in cash and cash equivalents and $40.0 million available under our senior secured revolving credit facility. We had a working capital deficit of $115.5 million as of June 30, 2012, as compared to our working capital deficit of $100.1 million as of December 31, 2011. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to (1) passenger deposits are primarily paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date, however the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down revolving credit facilities, or any other use of cash.
In addition, we financed the purchase of our ships through long-term debt instruments of which the current portion of these instruments increases our working capital deficit. The current portion of long-term debt was $12.5 million at June 30, 2012. We generate substantial cash flows from operations, and our business model, along with our unsecured revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
We have significant contractual obligations of which our debt maturities represent our largest funding requirement. As of June 30, 2012, we have $518.5 million in future debt maturities, of which $12.5 million is payable through June 2013.

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

Contractual Obligations
As of June 30, 2012, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Activities:
Interest on long-term debt (1)	$158,104	$27,620	$48,360	$41,062	$41,062
Operating lease obligations	2,044	739	1,157	148	—
Maintenance contract obligations (2)	14,425	2,967	6,030	5,428	—
Investing Activities:
Regent licensing rights (3)	2,000	2,000	—	—	—
Financing Activities:
Long-term debt (4)	518,500	12,500	281,000	—	225,000
Capital lease obligation (5)	6,470	523	1,150	1,209	3,588
Total	$701,543	$46,349	$337,697	$47,847	$269,650

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon 3-month LIBOR plus the applicable margin. At June 30, 2012, the 3 month LIBOR rate was 0.50% for all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

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

(5)	Amounts represent capital lease obligations with initial term in excess of one year.

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

Debt Covenants
Our term loans and Notes contain a number of covenants that will impose significant operating and financial restrictions on us, including requirements that we maintain a minimum liquidity, a minimum mortgage vessel senior debt service coverage ratio and a maximum loan-to-asset ratio, and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of June 30, 2012, we are in compliance with all debt covenants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. For a discussion of our market risks, refer to Note 4, Derivative Instruments, Hedging Activities and Fair Value Measurements in the accompanying notes to consolidated financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of June 30, 2012, that all were effective.
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
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: August 9, 2012	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: August 9, 2012	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer