Form 10-Q/A
period 2012-06-30
Seven Seas Cruises S. DE R.L.
filed 2012-09-10
CIK 1534814

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
Yes ☐ No ☒

EXPLANATORY NOTE
Seven Seas Cruises S. DE R.L. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T (the “Rule”). The Company elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail-tagged footnote submission as permitted by the Rule. Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Previously Filed / Furnished			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.1	August 9, 2012
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.2	August 9, 2012
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.1	August 9, 2012
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.2	August 9, 2012
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seven Seas Cruises S. DE R.L.
(Registrant)

Date: September 10, 2012	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: September 10, 2012	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer