Form 10-Q
period 2012-09-30
Seven Seas Cruises S. DE R.L.
filed 2012-11-08
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Yes ☐ No ☒

SEVEN SEAS CRUISES S. DE R.L.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	September 30, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$113,973	$68,620
Restricted cash	234	743
Trade and other receivables, net	7,797	8,319
Related party receivables	—	748
Inventories	7,007	5,132
Prepaid expenses	19,070	19,149
Other current assets	3,150	4,165
Total current assets	151,231	106,876
Property and equipment, net	645,210	655,360
Goodwill	404,858	404,858
Intangible assets, net	84,197	86,120
Other long-term assets	33,456	30,576
Total assets	$1,318,952	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$1,249	$5,752
Related party payables	1,250	—
Accrued expenses	50,800	41,782
Passenger deposits	172,739	159,312
Derivative liabilities	193	112
Current portion of long-term debt	2,970	—
Total current liabilities	229,201	206,958
Long-term debt	519,066	518,500
Other long-term liabilities	7,858	13,694
Total liabilities	756,125	739,152
Commitments and contingencies
Members' equity
Contributed capital	564,041	563,365
Accumulated deficit	(1,214)	(18,727)
Total members' equity	562,827	544,638
Total liabilities and members' equity	$1,318,952	$1,283,790

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Passenger ticket	$143,152	$135,939	$371,273	$339,392
Onboard and other	15,861	15,401	39,082	38,568
Total revenue	159,013	151,340	410,355	377,960

Cruise operating expense
Commissions, transportation and other	53,832	47,710	139,567	114,934
Onboard and other	4,852	4,950	10,260	10,202
Payroll, related and food	20,316	18,824	58,337	54,010
Fuel	9,203	9,570	31,751	30,182
Other ship operating	12,249	9,878	32,620	28,825
Other	912	6,525	8,037	12,848
Total cruise operating expense	101,364	97,457	280,572	251,001
Other operating expense
Selling and administrative	17,257	16,334	55,258	54,506
Depreciation and amortization	10,568	9,500	30,111	27,537
Total operating expense	129,189	123,291	365,941	333,044
Operating income	29,824	28,049	44,414	44,916

Non-operating income (expense)
Interest income	135	75	360	138
Interest expense	(9,290)	(7,973)	(25,356)	(23,385)
Other income (expense)	174	(807)	(1,840)	(3,904)
Total non-operating expense	(8,981)	(8,705)	(26,836)	(27,151)
Income before income taxes	20,843	19,344	17,578	17,765
Income tax benefit (expense)	136	115	(65)	165
Net income	20,979	19,459	17,513	17,930

Other comprehensive loss, net of tax:
Loss on change in derivative fair value	—	—	—	(2,814)
Total comprehensive income	$20,979	$19,459	$17,513	$15,116

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$17,513	$17,930
Adjustments:
Depreciation and amortization	30,111	27,537
Amortization of deferred financing costs	2,232	2,686
Accretion of debt discount	346	295
Stock-based compensation	676	600
Unrealized (gain) loss on derivative contracts	(1,574)	627
Loss on disposals of property and equipment	303	925
Loss on early extinguishment of debt	4,487	7,502
Other, net	(185)	(126)
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,271	6,360
Prepaid expenses and other current assets	83	(4,091)
Inventories	(1,876)	(3,174)
Accounts payable and accrued expenses	6,450	3,284
Passenger deposits	9,838	15,440
Net cash provided by operating activities	69,675	75,795
Cash flows from investing activities
Purchases of property and equipment	(19,547)	(21,956)
Change in restricted cash	509	(16,652)
Acquisition of intangible assets	—	(4,445)
Net cash used in investing activities	(19,038)	(43,053)
Cash flows from financing activities
Repayment of debt	(293,500)	(180,786)
Net proceeds from the issuance of debt	297,000	225,000
Debt issuance costs	(6,784)	(7,022)
Deferred payment to acquire intangible asset	(2,000)	—
Costs associated with the early extinguishment of debt	(76)	(1,393)
Net cash (used in) provided by financing activities	(5,360)	35,799

Effect of exchange rate changes on cash and cash equivalents	76	(2)
Net increase in cash and cash equivalents	45,353	68,539
Cash and cash equivalents
Beginning of period	68,620	37,258
End of period	$113,973	$105,797

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying interim consolidated financial statements include the accounts of SSC and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information presented as of any date other than December 31 has been prepared from the books and records of the Company that are unaudited. Financial information as of December 31 has been derived from SSC’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
The accompanying Consolidated Balance Sheet at September 30, 2012 and the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 are unaudited, and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 and notes thereto included in the fifth amendment to our registration statement on Form S-4 (333-178244) filed with the Securities and Exchange Commission on May 7, 2012. Our operations are seasonal, and results from our interim periods are not necessarily indicative of the results to be expected for the entire year.
New Accounting Pronouncements - As of September 30, 2012, we adopted Financial Accounting Standards Board ASU 2012-02, Intangibles - Goodwill and Other (Topic 350). This updated standard allows a company to perform a qualitative analysis prior to its quantitative impairment test for indefinite-lived intangible assets other than goodwill. If this analysis does not result in a more likely than not conclusion that impairment exists, then no further action is required. We do not believe the adoption will materially impact our consolidated financial statements.
As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-08, Intangibles - Goodwill and Other (Topic 350). This updated standard allows a company to perform a qualitative analysis prior to its two step impairment test for goodwill. If this analysis does not result in a more likely than not conclusion that impairment exists, then performing the two step impairment test is no longer required. We do not believe the adoption will materially impact our consolidated financial statements.
As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This updated standard has changed the presentation of our financial statements as it required presentation of comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. We have elected to present this information on a single continuous statement. We do not believe the adoption will materially impact our consolidated financial statements.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820). This standard increased the disclosure requirements for each class of assets and liabilities that is not measured at fair value in the balance sheet, but for which fair value is disclosed within the notes to the financial statements. We do not believe the adoption will materially impact our consolidated financial statements.

As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This standard delays the presentation requirements for reclassifying items out of accumulated other comprehensive income (loss) as noted in Financial Accounting Standards Board ASU 2011-12. We do not believe the impact will materially impact our consolidated financial statements.
In December 2011, the Financial Accounting Standards Board issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. It requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. It will be effective for financial statements issued for fiscal periods beginning on or after January 1, 2013. We do not believe the impact will materially impact our consolidated financial statements.
Note 2.    Property and Equipment, net
During the nine months ended September 30, 2012, property and equipment, net decreased $10.2 million. Capital expenditures totaled $5.4 million and $10.1 million for the three months ended September 30, 2012 and 2011, respectively, and $19.5 million and $22.0 million for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense on assets in service was $9.8 million and $8.7 million for the three months ended September 30, 2012 and 2011, respectively, and $27.9 million and $25.4 million for the nine months ended September 30, 2012 and 2011, respectively.
Note 3.    Debt

		September 30,	December 31,
(in thousands)		2012	2011
$425 million term loan, currently LIBOR plus 1.75%, due through 2014		$—	$293,500
$225 million senior secured notes, 9.125%, due 2019		225,000	225,000
$300 million term loan, currently LIBOR plus 5.00% due through 2018	(a)	297,036	—
		522,036	518,500
Less: Current portion of long-term debt	(a)	2,970	—
Long-term portion		$519,066	$518,500

(a) Net of $3.0 million of original issue discount, of which $2.9 million is classified as long-term and $0.1 million is classified as current.
Interest expense on third-party debt, including interest rate swaps in 2011, was $8.3 million and $6.8 million for the three months ended September 30, 2012 and 2011, respectively, and $22.1 million and $19.7 million for the nine months ended September 30, 2012 and 2011, respectively.
Term Loans
In August of 2012, we terminated our previously existing $465.0 million credit facility, consisting of both a $425.0 million term loan and a $40.0 million revolving facility, with a syndicate of financial institutions. We repaid the outstanding loan balance of $293.5 million in addition to accrued interest of $1.0 million and third party fees of $0.1 million. We also wrote off approximately $4.4 million of previously recorded deferred financing costs associated with the terminated credit facility. The repayment of the debt met the liability derecognition criteria in ASC Topic 405, Extinguishment of Liabilities, and as such, a loss of $4.5 million on early extinguishment of debt was recorded and is included in other income (expense) in our consolidated statements of operations and within operating activities in our consolidated statements of cash flows.

Concurrent with the termination of the previously existing credit facility, we entered into a $340.0 million credit agreement consisting of a $300.0 million term loan and a $40.0 million revolving credit facility with a syndicate of financial institutions. Borrowings under the term loan and revolving credit facility bear interest at LIBOR with a floor of 1.25% and an applicable margin of either 4.75% or 5.0% based on the Total Senior Secured Bank Leverage Ratio. The margin is currently 5.0%. In addition, we are required to pay a commitment fee of either 0.375% or 0.5% based on a certain financial ratio and upon the aggregate unused and uncanceled commitments under the revolving credit facility. Our current commitment fee is 0.5%. The credit term loan matures on December 21, 2018, at which time all outstanding amounts under the term loan will be due and payable. The revolving credit facility matures on August 21, 2017, at which time all outstanding amounts under the revolving credit facility will be due and payable. The proceeds from the credit agreement were used to repay the first lien term loan, as discussed above.
The $340.0 million credit agreement included an original issue debt discount of $3.0 million. This amount is recorded as a reduction to the gross debt and is being accreted over the agreement term using the effective interest method. We have presented the debt net of the original debt discount in our consolidated balance sheets. The discount is not considered an asset separable from the debt and we have allocated the discount between current and non-current long-term debt. Additionally, we recorded $6.8 million in debt issuance costs. Deferred debt issuance costs are amortized to income using the effective interest method and are included net of amortization within other current assets and other assets in the accompanying consolidated balance sheets.
The credit agreement contains a number of covenants that impose operating and financial restrictions, including restrictions on us and our subsidiaries' ability to, among other things, incur additional indebtedness, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, primarily our ships.
All of our debt is collateralized by our vessels. We believe that based on our cash on hand and expected future operating cash inflows, we will have sufficient cash flow to fund operations, meet our debt service requirements, and maintain compliance with the financial covenants under our credit agreements over the next twelve-month period.
The following schedule represents the maturities of long-term debt (in thousands):

For the twelve months ending September 30,
2013	$3,000
2014	3,000
2015	3,000
2016	3,000
Thereafter	513,000
$525,000

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We use interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. During 2008, we entered into an interest rate swap agreement with a notional amount of $400.0 million to limit the interest rate exposure related to our long-term debt. This interest rate swap, which matured on February 14, 2011, was designated as a cash flow hedge and the change in fair value of the effective portion of the interest rate swap was recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. There were no interest rate swaps outstanding as of September 30, 2012 and December 31, 2011.
Foreign Currency Exchange Risk
Our exposure to foreign currency exchange rate risk relates to our euro denominated vessel dry-dock and other operational expenses. We enter into foreign currency swaps to limit the exposure to movements in the foreign currency exchange rates. The foreign currency swaps do not qualify for hedge accounting; therefore, the changes in fair value of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. There were no outstanding foreign currency swap agreements as of September 30, 2012. The total aggregate notional amount of outstanding foreign currency swap agreements as of December 31, 2011 was €3.9 million ($5.2 million).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of September 30, 2012, we have hedged the variability in future cash flows for forecast fuel consumption occurring through 2014. As of September 30, 2012 and December 31, 2011, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2012	As of December 31, 2011
	(in barrels)
2012	76,200	156,300
2013	203,025	—
2014	108,750	—

	Fuel Swap Agreements
	As of September 30, 2012	As of December 31, 2011
	(% hedged)
2012	75%	39%
2013	55%	—%
2014	29%	—%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, on any business day, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million. The amount of collateral required to be posted is an amount equal to the difference between the exposure (cost of liquidating and terminating the contract) and $3.0 million. As of September 30, 2012 and December 31, 2011, we were not required to post any collateral for our fuel derivative instruments as the exposure did not exceed $3.0 million.
At September 30, 2012 and December 31, 2011, the fair values and line item captions of derivative instruments recorded were as follows:

Derivatives not designated as hedging instruments under FASB ASC 815-20

		Fair Value as of	Fair Value as of
(in thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011

Fuel hedges	Other current assets	$1,130	$489
Fuel hedges	Other long-term assets	1,015	—
	Total Derivatives Assets	$2,145	$489

Foreign currency swap	Current liabilities - Derivative liabilities	$—	$112
Fuel hedges	Current liabilities - Derivative liabilities	193	—
	Total Derivatives Liabilities	$193	$112

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements as of September 30, 2012. Also, there was no effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three months ended September 30, 2011.

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the nine months ended September 30, 2011 was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)

Interest rate swap	$(2,814)	Interest expense	$(2,814)	N/A	$—
Total	$(2,814)		$(2,814)		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments
		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
(in thousands)		For the Three Months Ended September 30,
		2012	2011

Foreign currency swap	Other income (expense)	$(19)	$—
Fuel hedges	Other income (expense)	4,241	678
Total		$4,222	$678

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		For the Nine Months Ended September 30,
(in thousands)		2012	2011

Foreign currency swap	Other income (expense)	$(26)	$—
Fuel hedges	Other income (expense)	2,839	3,419
Total		$2,813	$3,419

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

Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are as follows:

(in thousands)		Carrying Value as of		Fair Value as of
		September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Long-term bank debt	(a)	$297,036	$293,500	$321,365	$275,338
Senior secured notes		225,000	225,000	235,406	226,133
Total		$522,036	$518,500	$556,771	$501,471

(a) Net of $3.0 million of original issue discount on the new $300 million term loan.

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
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values as of September 30, 2012 and December 31, 2011.
We consider these inputs to be level 1 as all are observable and require no judgment for valuation.

The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of September 30, 2012				As of December 31, 2011
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$2,145	$—	$2,145	$—	$489	$—	$489	$—
Total Assets		$2,145	$—	$2,145	$—	$489	$—	$489	$—
Liabilities
Derivative financial instruments	(b)	$193	$—	$193	$—	$112	$—	$112	$—
Total liabilities		$193	$—	$193	$—	$112	$—	$112	$—

(a) As of September 30, 2012, derivative financial instruments assets of $1.1 million and $1.0 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2011, $0.5 million was classified as other current assets.
(b) As of September 30, 2012, derivative financial instruments liabilities of $0.2 million are classified as current liabilities-derivative liabilities in the consolidated balance sheets. As of December 31, 2011, $0.1 million was classified as current liabilities-derivative liabilities.
Our derivative financial instruments consist of an interest rate swap, foreign currency exchange contracts and fuel hedge swaps. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the contract terms, such as maturity, and inputs, such as forward interest rates, forward fuel prices, discount rates, creditworthiness of the counter-party and us, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.
Non-recurring Measurements of Non-financial Assets
Goodwill and indefinite-lived intangible assets not subject to amortization are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered. For goodwill, if the carrying amount of the reporting unit exceeds the estimated discounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the reporting unit to its fair value. For indefinite-lived intangible assets, if the carrying amount of the asset exceeds the estimated discounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value.

Other long-lived assets, such as our vessels, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value measured by undiscounted or discounted expected future cash flows would be considered Level 3 inputs. During the second quarter of 2012, the Seven Seas Navigator underwent a dry-dock, in which improvements were made. Due to the costs added to its carrying value, we performed an impairment review utilizing an undiscounted cash flow analysis. The principle assumptions used in the undiscounted cash model were projected operating results, including net per diems, net cruise costs, projected occupancy, available passenger days, and projected growth. Upon performing the impairment review, we determined that the revised carrying amount of the vessel is recoverable and therefore not impaired as of September 30, 2012.
In 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We would perform the two-step test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to step one of the quantitative test. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or impairment is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair values. If necessary, goodwill is then written down to its implied fair value.
We performed our annual goodwill impairment test as of September 30, 2012. We bypassed the qualitative assessment and performed the two-step goodwill impairment test comparing estimated fair value to the carrying value of allocated net assets. Based on the discounted cash flow model, we determined that estimated fair value of reporting unit exceeded the carrying value and, therefore, we did not proceed to step two of the impairment test. The fair value exceeded its carrying value by 54% as of September 30, 2012. The principal assumptions used in our cash flow model related to forecasting future operating results, includes discount rate, net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies and terminal values, which are all considered level 3 inputs. Cash flows were calculated using our 2012 projected operating results as a base. To that base we added projected future years' cash flows, considering the macro-economic factors and internal occupancy level projections, cost structure and other variables. We discounted the projected future years' cash flows using a rate equivalent to our weighted-average cost of capital.
We performed our annual indefinite-lived intangible assets impairment test on our trade name as of September 30, 2012 using the relief-from-royalty method. We bypassed the qualitative assessment and performed the quantitative impairment test comparing the asset's estimated fair value to its carrying value. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry, which was applied to the projected revenue to estimate the royalty savings and discounted to fair value. The discount rate used was identical to the rate used in our goodwill quantitative test. Based on the results of the discounted cash flow model, we determined that estimated fair value exceeded carrying value and no further action was necessary. The fair value of our trade name exceeded its carrying value by 81% as of September 30, 2012.
The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties that require significant judgments when developing assumptions of expected revenues, operating costs, selling and administrative expenses, capital expenditures and future impact of competitive forces. It is reasonably possible that changes in our assumptions and projected operating results used in our cash flow model could lead to an impairment of goodwill and or tradename.

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

Other
During February 2012, we made a $2.0 million payment for previously acquired intangible assets related to Regent licensing rights acquired in 2011. As of September 30, 2012, we have a remaining liability of $2.0 million due in February 2013.
During March 2012, management signed a 5-year maintenance agreement with a vendor. The cost of future maintenance contract obligations as of September 30, 2012 is approximately $13.7 million. The contract consists of multiple cost components. Monthly variable maintenance fees are based on engine usage over the contract term. Monthly fixed fees are based on a per vessel basis. We are also required to purchase a certain amount of capital equipment and spare parts. Equipment will be recorded as property and equipment upon receipt and maintenance fees are recorded as repair and maintenance expenses. As of September 30, 2012 we pre-paid $0.2 million for capital equipment, which is recorded in Prepaid expenses in the accompanying consolidated balance sheet.

During April 2012, the President and Chief Operating Officer of PCH was granted 600,000 options to purchase PCI shares according to his employment contract. These options are time based and vest over 3 years on his employment anniversary date. The contractual term of these options is 8 years. Total compensation expense for these options was calculated at the PCI level. The fair value was estimated on the grant date using the Black-Scholes model which includes the fair value of PCI common stock determined at the approximate grant date. The estimated fair value of these stock options, less estimated forfeitures, totaled $1.4 million and is amortized over the vesting period using the graded-vesting method. As the President and Chief Operating Officer of PCH provides services to both us and Oceania Cruises, Inc., our sister company, the related compensation costs are allocated on an agreed percentage. The allocated compensation expense was approximately $0.3 million and 0.7 million for the three and nine months ended September 30, 2012, respectively.
Note 6. Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss consists of the quarterly change in derivative fair value. There has been no activity during the three or nine months ended September 30, 2012. We recorded no activity for the three months ended September 30, 2011 and a loss of $2.8 million related to the change in derivative fair value for the nine months ended September 30, 2011.
Note 7. Subsequent Events
On October 31, 2012, PCH entered into a Software Licensing Agreement with an existing vendor to purchase a non-exclusive, worldwide, perpetual, irrevocable, royalty-free license to certain software. Our portion of the total cost is approximately $1.2 million payable based on certain project milestones being completed through April 2013.

Note 8. Consolidating Financial Information
Our $225 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries ( the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income and comprehensive income for three and nine months ended September 30, 2012 and 2011, condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
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
Our vessel owning subsidiaries were parties to our first lien term loan as both borrowers and guarantors. The applicable outstanding debt related to the first lien term loan is included in the Guarantor accounts as well as the related interest expense and deferred financing costs through August 2012. In August 2012, Seven Seas Cruises S. DE R.L. repaid its first lien term loan and concurrently entered into a new credit agreement. As a result of this transaction, our vessel owning subsidiaries are only guarantors on the new credit agreement. In 2011, Seven Seas Cruises S. DE R.L repaid the second lien term loan. As the loan was repaid by the parent company, each subsidiary remains responsible for its portion of the related debt to Seven Seas Cruises S. DE R.L. and such obligation was recorded as an intercompany payable at the subsidiary level and eliminated within the condensed consolidating balance sheets.
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

Condensed Consolidating Balance Sheets
	As of September 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$111,790	$2,183	$—	$113,973
Restricted cash	234	—	—	234
Trade and other receivable, net	7,629	168	—	7,797
Related party receivables	—	—	—	—
Inventories	4,875	2,132	—	7,007
Prepaid expenses	18,082	988	—	19,070
Intercompany receivable	388,880	40,541	(429,421)	—
Other current assets	3,110	40	—	3,150
Total current assets	534,600	46,052	(429,421)	151,231
Property and equipment, net	71,510	573,700	—	645,210
Goodwill	404,858	—	—	404,858
Intangible assets, net	84,197	—	—	84,197
Other long-term assets	33,401	55	—	33,456
Investment in subsidiaries	227,559	—	(227,559)	—
Total assets	$1,356,125	$619,807	$(656,980)	$1,318,952

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$509	$740	$—	$1,249
Related party payables	1,250	—	—	1,250
Intercompany payables	40,541	388,880	(429,421)	—
Accrued expenses	48,172	2,628	—	50,800
Passenger deposits	172,739	—	—	172,739
Derivative liabilities	193	—	—	193
Current portion of long-term debt	2,970	—	—	2,970
Total current liabilities	266,374	392,248	(429,421)	229,201
Long-term debt	519,066	—	—	519,066
Other long-term liabilities	7,858	—	—	7,858
Total liabilities	793,298	392,248	(429,421)	756,125
Commitments and Contingencies
Members' equity
Contributed capital	564,041	134,036	(134,036)	564,041
Accumulated (deficit) earnings	(1,214)	93,523	(93,523)	(1,214)
Total members' equity	562,827	227,559	(227,559)	562,827
Total liabilities and members' equity	$1,356,125	$619,807	$(656,980)	$1,318,952

Condensed Consolidating Balance Sheets
	As of December 31, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67,771	$849	$—	$68,620
Restricted cash	743	—	—	743
Trade and other receivable, net	8,242	77	—	8,319
Related party receivables	748	—	—	748
Inventories	3,284	1,848	—	5,132
Prepaid expenses	17,637	1,512	—	19,149
Intercompany receivable	176,672	30,849	(207,521)	—
Other current assets	2,171	1,994	—	4,165
Total current assets	277,268	37,129	(207,521)	106,876
Property and equipment, net	66,446	588,914	—	655,360
Goodwill	404,858	—	—	404,858
Intangible assets, net	86,120	—	—	86,120
Other long-term assets	27,416	3,160	—	30,576
Investment in subsidiaries	205,634	—	(205,634)	—
Total assets	$1,067,742	$629,203	$(413,155)	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$5,250	$502	$—	$5,752
Intercompany payables	30,849	176,672	(207,521)	—
Accrued expenses	39,642	2,140	—	41,782
Passenger deposits	159,312	—	—	159,312
Derivative liabilities	112	—	—	112
Total current liabilities	235,165	179,314	(207,521)	206,958
Long-term debt	274,245	244,255	—	518,500
Other long-term liabilities	13,694	—	—	13,694
Total liabilities	523,104	423,569	(207,521)	739,152
Commitments and Contingencies
Members' equity
Contributed capital	563,365	129,702	(129,702)	563,365
Accumulated (deficit) earnings	(18,727)	75,932	(75,932)	(18,727)
Total members' equity	544,638	205,634	(205,634)	544,638
Total liabilities and members' equity	$1,067,742	$629,203	$(413,155)	$1,283,790

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended September 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$143,152	$—	$—	$143,152
Onboard and other	15,850	11	—	15,861
Related Party Revenue	—	25,996	(25,996)	—
Total revenue	159,002	26,007	(25,996)	159,013
Cruise operating expense
Commissions, transportation and other	53,778	924	(870)	53,832
Onboard and other	4,852	—	—	4,852
Payroll, related and food	17,054	3,262	—	20,316
Fuel	9,203	—	—	9,203
Other ship operating	8,878	3,371	—	12,249
Other	23,306	1,112	(23,506)	912
Total cruise operating expense	117,071	8,669	(24,376)	101,364
Selling and administrative	16,970	1,907	(1,620)	17,257
Depreciation and amortization	4,281	6,287	—	10,568
Total operating expense	138,322	16,863	(25,996)	129,189
Operating income	20,680	9,144	—	29,824
Non-operating income (expense)
Interest expense	(8,242)	(1,048)	—	(9,290)
Interest income	134	1	—	135
Other income (expense)	3,089	(2,915)	—	174
Equity in earnings of subsidiaries	5,169	—	(5,169)	—
Total non-operating income (expense)	150	(3,962)	(5,169)	(8,981)
Income before income taxes	20,830	5,182	(5,169)	20,843
Income tax benefit (expense), net	149	(13)	—	136
Net income	20,979	5,169	(5,169)	20,979
Comprehensive income	$20,979	$5,169	$(5,169)	$20,979

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended September 30, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$135,939	$—	$—	$135,939
Onboard and other	15,401	—	—	15,401
Related Party Revenue	—	24,713	(24,713)	—
Total revenue	151,340	24,713	(24,713)	151,340
Cruise operating expense
Commissions, transportation and other	47,493	899	(682)	47,710
Onboard and other	4,950	—	—	4,950
Payroll, related and food	15,971	2,853	—	18,824
Fuel	9,570	—	—	9,570
Other ship operating	7,684	2,194	—	9,878
Other	28,120	1,086	(22,681)	6,525
Total cruise operating expense	113,788	7,032	(23,363)	97,457
Selling and administrative	16,260	1,424	(1,350)	16,334
Depreciation and amortization	722	8,778	—	9,500
Total operating expense	130,770	17,234	(24,713)	123,291
Operating income	20,570	7,479	—	28,049
Non-operating income (expense)
Interest expense	(6,111)	(1,862)	—	(7,973)
Interest income	74	1	—	75
Other income (expense)	(745)	(62)	—	(807)
Equity in earnings of subsidiaries	5,550	—	(5,550)	—
Total non-operating expense	(1,232)	(1,923)	(5,550)	(8,705)
Income before income taxes	19,338	5,556	(5,550)	19,344
Income tax benefit (expense), net	121	(6)	—	115
Net income	19,459	5,550	(5,550)	19,459
Comprehensive income	$19,459	$5,550	$(5,550)	$19,459

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$371,273	$—	$—	$371,273
Onboard and other	39,064	18	—	39,082
Related Party Revenue	—	79,099	(79,099)	—
Total revenue	410,337	79,117	(79,099)	410,355
Cruise operating expense
Commissions, transportation and other	139,475	4,324	(4,232)	139,567
Onboard and other	10,258	2	—	10,260
Payroll, related and food	48,945	9,392	—	58,337
Fuel	31,751	—	—	31,751
Other ship operating	23,787	8,833	—	32,620
Other	74,698	3,346	(70,007)	8,037
Total cruise operating expense	328,914	25,897	(74,239)	280,572
Selling and administrative	54,350	5,768	(4,860)	55,258
Depreciation and amortization	9,791	20,320	—	30,111
Total operating expense	393,055	51,985	(79,099)	365,941
Operating income	17,282	27,132	—	44,414
Non-operating income (expense)
Interest expense	(20,503)	(4,853)	—	(25,356)
Interest income	357	3	—	360
Other income (expense)	1,107	(2,947)	—	(1,840)
Equity in earnings of subsidiaries	19,293	—	(19,293)	—
Total non-operating income (expense)	254	(7,797)	(19,293)	(26,836)
Income before income taxes	17,536	19,335	(19,293)	17,578
Income tax expense, net	(23)	(42)	—	(65)
Net income	17,513	19,293	(19,293)	17,513
Comprehensive income	$17,513	$19,293	$(19,293)	$17,513

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$339,392	$—	$—	$339,392
Onboard and other	38,568	—	—	38,568
Related Party Revenue	—	74,234	(74,234)	—
Total revenue	377,960	74,234	(74,234)	377,960
Cruise operating expense
Commissions, transportation and other	114,720	3,322	(3,108)	114,934
Onboard and other	10,202	—	—	10,202
Payroll, related and food	45,307	8,703	—	54,010
Fuel	30,182	—	—	30,182
Other ship operating	22,041	6,784	—	28,825
Other	76,589	3,335	(67,076)	12,848
Total cruise operating expense	299,041	22,144	(70,184)	251,001
Selling and administrative	53,335	5,221	(4,050)	54,506
Depreciation and amortization	8,861	18,676	—	27,537
Total operating expense	361,237	46,041	(74,234)	333,044
Operating income	16,723	28,193	—	44,916
Non-operating income (expense)
Interest expense	(12,677)	(10,708)	—	(23,385)
Interest income	135	3	—	138
Other income (expense)	(3,850)	(54)	—	(3,904)
Equity in earnings of subsidiaries	17,533	—	(17,533)	—
Total non-operating income (expense)	1,141	(10,759)	(17,533)	(27,151)
Income before income taxes	17,864	17,434	(17,533)	17,765
Income tax benefit, net	66	99	—	165
Net income	17,930	17,533	(17,533)	17,930
Other comprehensive loss, net of tax:
Loss on change in derivative fair value	(2,814)	—	—	(2,814)
Comprehensive income	$15,116	$17,533	$(17,533)	$15,116

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2012
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(175,903)	$245,578	$—	$69,675
Cash flows from investing activities
Purchases of property and equipment	(19,546)	(1)	—	(19,547)
Restricted cash	509	—	—	509
Net cash used in investing activities	(19,037)	(1)	—	(19,038)
Cash flows from financing activities
Repayment of debt	(49,244)	(244,256)	—	(293,500)
Net proceeds from the issuance of debt	297,000	—	—	297,000
Debt related costs	(6,860)	—	—	(6,860)
Deferred intangible asset payment	(2,000)	—	—	(2,000)
Net cash provided by (used in) financing activities	238,896	(244,256)	—	(5,360)
Effect of exchange rate changes on cash and cash equivalents	63	13	—	76
Net increase in cash and cash equivalents	44,019	1,334	—	45,353
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$111,790	$2,183	$—	$113,973

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September, 2011
(in thousands)	Parent 'Issuer'	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$71,482	$4,313	$—	$75,795
Cash flows from investing activities
Purchases of property and equipment	(21,956)	—	—	(21,956)
Restricted cash	(16,652)	—	—	(16,652)
Acquisition of intangible assets	(4,445)	—	—	(4,445)
Net cash used in investing activities	(43,053)	—	—	(43,053)
Cash flows from financing activities
Debt related costs	(8,415)	—	—	(8,415)
Proceeds from the issuance of debt	225,000	—	—	225,000
Repayment of debt	(176,293)	(4,493)	—	(180,786)
Net cash provided by (used in) financing activities	40,292	(4,493)	—	35,799
Effect of exchange rate changes on cash and cash equivalents	(2)	—	—	(2)
Net increase (decrease) in cash and cash equivalents	68,719	(180)	—	68,539
Cash and cash equivalents
Cash and cash equivalents at beginning of period	36,093	1,165	—	37,258
Cash and cash equivalents at end of period	$104,812	$985	$—	$105,797

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
Financial Presentation
Description of Certain Line Items
Revenues
Our revenue consists of the following:

•
Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits, and certain included passenger shipboard event costs. Also included is gross revenue for air and related ground transportation sales.

•
Onboard and other revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also included in Onboard and other revenue is gross revenue from pre- and post-cruise hotel accommodations, shore excursions, land packages, and ground transportation for which we assume the risks of loss for collections and cancellations. Certain of our cruises include free unlimited shore excursions (“FUSE”) and/or free pre-cruise hotel accommodations, and such free excursions and hotel accommodations have no revenue attributable to them. The costs for FUSE and free hotel accommodations are included in commissions, transportation and other expense in the consolidated statements of income (loss) and comprehensive income (loss).

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

Expenses
Cruise Operating Expense
Our cruise operating expense consists of the following:

•
Commissions, transportation and other consists of payments made to travel agencies that sell our product, costs associated with air and related ground transportation pre-sold to our guests, all credit card fees, and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•
Onboard and other consists of costs related to land packages and ground transportation, as well as shore excursions and hotel accommodations costs not included in commissions, transportation and other.

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
Executive Overview
Revenue for the third quarter of 2012 was up 5.1% totaling $159.0 million, compared to $151.3 million in the third quarter of 2011 while Net income was $21.0 million for the third quarter of 2012 compared to $19.5 million for the third quarter of 2011.
Net Yield for the third quarter of 2012 was down 5.3% driven primarily by additional product costs associated with the increased inclusive product offerings added to our European cruise packages in light of the softer European market.
Net Cruise Cost per APCD, excluding Fuel and Other expense, increased 3.1% for the third quarter primarily driven by a new five year partnership with Wartsila, signed in March 2012, to maintain the engines throughout the fleet.
Fuel expense, net of the impact of settled fuel hedges, was $9.1 million compared to $8.3 million for the third quarter of 2011. As of September 30, 2012, the company has hedged approximately 75% of the remaining expected fuel consumption for 2012, 55% of expected fuel consumption for 2013 and 29% of expected fuel consumption for 2014.
Other expense was $0.9 million compared to $6.5 million for the third quarter of 2011. The decrease is due to expenses associated with the Seven Seas Voyager dry-dock in 2011.
Adjusted EBITDA was $41.1 million for the third quarter of 2012, compared to $40.6 million for the third quarter of 2011.

Results of Operations
Operating results for the three months ended September 30, 2012, compared to the same period in 2011, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2012		2011
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$143,152	90.0%	$135,939	89.8%
Onboard and other	15,861	10.0%	15,401	10.2%
Total revenue	159,013	100.0%	151,340	100.0%

Cruise operating expense
Commissions, transportation and other	53,832	33.9%	47,710	31.5%
Onboard and other	4,852	3.1%	4,950	3.3%
Payroll, related and food	20,316	12.8%	18,824	12.4%
Fuel	9,203	5.8%	9,570	6.3%
Other ship operating	12,249	7.7%	9,878	6.5%
Other	912	0.6%	6,525	4.3%
Total cruise operating expense	101,364	63.7%	97,457	64.4%
Other operating expense
Selling and administrative	17,257	10.9%	16,334	10.8%
Depreciation and amortization	10,568	6.6%	9,500	6.3%
Total operating expense	129,189	81.2%	123,291	81.5%
Operating income	29,824	18.8%	28,049	18.5%

Non-operating income (expense)
Interest income	135	0.1%	75	—%
Interest expense	(9,290)	(5.8)%	(7,973)	(5.3)%
Other income (expense)	174	0.1%	(807)	(0.5)%
Total non-operating expense	(8,981)	(5.6)%	(8,705)	(5.8)%
Income before income taxes	20,843	13.1%	19,344	12.8%
Income tax benefit	136	0.1%	115	0.1%
Net income	$20,979	13.2%	$19,459	12.9%

Operating results for the nine months ended September 30, 2012, compared to the same period in 2011, are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2012		2011
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$371,273	90.5%	$339,392	89.8%
Onboard and other	39,082	9.5%	38,568	10.2%
Total revenue	410,355	100.0%	377,960	100.0%

Cruise operating expense
Commissions, transportation and other	139,567	34.0%	114,934	30.4%
Onboard and other	10,260	2.5%	10,202	2.7%
Payroll, related and food	58,337	14.2%	54,010	14.3%
Fuel	31,751	7.7%	30,182	8.0%
Other ship operating	32,620	7.9%	28,825	7.6%
Other	8,037	2.0%	12,848	3.4%
Total cruise operating expense	280,572	68.4%	251,001	66.4%
Other operating expense
Selling and administrative	55,258	13.5%	54,506	14.4%
Depreciation and amortization	30,111	7.3%	27,537	7.3%
Total operating expense	365,941	89.2%	333,044	88.1%
Operating income	44,414	10.8%	44,916	11.9%

Non-operating income (expense)
Interest income	360	0.1%	138	—%
Interest expense	(25,356)	(6.2)%	(23,385)	(6.2)%
Other income (expense)	(1,840)	(0.4)%	(3,904)	(1.0)%
Total non-operating expense	(26,836)	(6.5)%	(27,151)	(7.2)%
Income before income taxes	17,578	4.3%	17,765	4.7%
Income tax (expense) benefit	(65)	—%	165	—%
Net income	$17,513	4.3%	$17,930	4.7%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Passenger Days Sold	167,691	158,135	485,665	454,120
APCD	173,880	161,980	509,040	497,070
Occupancy	96.4%	97.6%	95.4%	91.4%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$20,979	$19,459	$17,513	$17,930
Interest income	(135)	(75)	(360)	(138)
Interest expense	9,290	7,973	25,356	23,385
Depreciation and amortization	10,568	9,500	30,111	27,537
Income tax (benefit) expense, net	(136)	(115)	65	(165)
Other (income) expense	(174)	807	1,840	3,904
Equity-based compensation/transactions (a)	177	172	676	600
Non-recurring expenses (b)	413	408	839	3,451
Restructuring (c)	71	276	520	680
Fuel hedge gain (d)	75	1,265	1,377	4,046
Loss on disposal (e)	—	925	303	925
ADJUSTED EBITDA	$41,128	$40,595	$78,240	$82,155

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)
Non-recurring expenses represents the net impact of time out of service as a result of unplanned and non-recurring repairs to vessels; expenses associated with consolidating corporate headquarters; non-recurring professional fees, and other costs associated with raising capital through debt and equity offerings; certain litigation fees; and the fees paid to license the name “Regent” in the first quarter of 2011. In February 2011, we amended the Regent license agreement to perpetually license the “Regent” name; as such we will not incur any future license fees.

(c)	Restructuring charges represents non-recurring expenses associated with personnel changes, lease termination, and other corporate reorganizations to improve efficiencies.

(d)	Fuel hedge gain represents the realized gain on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(e)	Loss on disposal primarily represents asset write-offs during vessel dry-dock periods.

In the following table, Net Per Diem is calculated by dividing net revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Passenger ticket revenue	$143,152	$135,939	$371,273	$339,392
Onboard and other revenue	15,861	15,401	39,082	38,568
Total revenue	159,013	151,340	410,355	377,960
Less:
Commissions, transportation and other expense	53,832	47,710	139,567	114,934
Onboard and other expense	4,852	4,950	10,260	10,202
Net Revenue	$100,329	$98,680	$260,528	$252,824

Passenger Days Sold	167,691	158,135	485,665	454,120
APCD	173,880	161,980	509,040	497,070
Net Per Diem	$598.30	$624.02	$536.44	$556.73
Gross Yield	914.50	934.31	806.14	760.38
Net Yield	577.00	609.21	511.80	508.63

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total cruise operating expense	$101,364	$97,457	$280,572	$251,001
Selling and administrative expense	17,257	16,334	55,258	54,506
Gross Cruise Cost	118,621	113,791	335,830	305,507
Less:
Commissions, transportation and other expense	53,832	47,710	139,567	114,934
Onboard and other expense	4,852	4,950	10,260	10,202
Net Cruise Cost	$59,937	$61,131	$186,003	$180,371
Less:
Fuel	9,203	9,570	31,751	30,182
Other expense	912	6,525	8,037	12,848
Net Cruise Cost, excluding Fuel and Other	$49,822	$45,036	$146,215	$137,341

APCD	173,880	161,980	509,040	497,070
Gross Cruise Cost per APCD	$682.20	$702.50	$659.73	$614.62
Net Cruise Cost per APCD	344.70	377.40	365.40	362.87
Net Cruise Cost, excluding Fuel and Other, per APCD	286.53	278.03	287.24	276.30

Three Months Ended September 30, 2012 ("2012") Compared to Three Months Ended September 30, 2011 ("2011")
Revenue
Total revenue increased $7.7 million or 5.1%, to $159.0 million in 2012 from $151.3 million in 2011. This increase was mainly due to:

•	Passenger ticket revenue increased $7.3 million or 5.3%, to $143.2 million in 2012 from $135.9 million in 2011, primarily due to higher passenger days sold.

•
Onboard and other revenue increased $0.5 million or 3.0%, to $15.9 million in 2012, from $15.4 million in 2011, primarily driven by a $1.1 million increase in revenue associated with shore excursions, partially offset by a $0.8 million decrease in revenue associated with other destination services.

Cruise Operating Expense
Total cruise operating expense increased $3.9 million, or 4.0%, to $101.4 million in 2012, from $97.5 million in 2011. The increase was mainly due to:

•	$6.1 million increase in Commissions, transportation and other, due to higher costs of $4.0 million, driven primarily by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market. The remaining increase in Commissions, transportation and other was primarily caused by related costs associated with increased revenues and increased passenger days sold.

•
$1.5 million increase in Payroll, related and food, of which, $0.7 million was due to an increase in hotel services costs due to an increase in passenger days sold while the remaining $0.8 million was due to general cost increases.

•	$0.4 million decrease in Fuel driven by a 4.1% decrease in our average cost per Metric Ton to $679 per Metric Ton in 2012 from $709 per Metric Ton in 2011.

•	$2.4 million increase in Other ship operating, primarily driven by a new five year partnership with Wartsila, signed in March 2012, to maintain the engines throughout the fleet.

•	$5.6 million decrease in Other, primarily due to expenses associated with the Seven Seas Voyager dry-dock in 2011.

Selling and Administrative Expense
Selling and administrative expense for 2012 increased $1.0 million, or 5.7%, to $17.3 million from $16.3 million for 2011 primarily due to increased sales and marketing expenses of $0.9 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2012 increased $1.1 million, or 11.2%, to $10.6 million from $9.5 million for 2011, driven by increased depreciation on capitalizable ship improvements made during 2011 and 2012.
Non-Operating Income (Expense)
Interest expense increased $1.3 million, or 16.5%, to $9.3 million in 2012, from $8.0 million in 2011. The increase was primarily driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin.
Other income (expense) primarily consisted of derivative gains (losses) in 2012. We had a net gain of $4.2 million on our fuel hedge contracts due to an increase in fuel prices during the quarter, offset by a loss on the extinguishment of debt of $4.5 million as part of our refinancing of our first lien term loan. In 2011, we had a net loss of $0.7 million on fuel hedges.
Net Yield
Net Yield decreased by 5.3% to $577.00 for 2012 from $609.21 for 2011, mainly due to additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.
Net Cruise Cost per APCD
Net Cruise Cost per APCD decreased by 8.7% to $344.70 in 2012 from $377.40 in 2011. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 3.1% to $286.53 in 2012 from $278.03 in 2011, primarily driven by a new five year partnership with Wartsila, signed in March 2012, to maintain the engines throughout the fleet.

Nine Months Ended September 30, 2012 ("2012") Compared to Nine Months Ended September 30, 2011 ("2011")
Revenue
Total revenue increased $32.4 million or 8.6%, to $410.4 million in 2012, from $378.0 million in 2011. This increase was mainly due to:

•	Passenger ticket revenue increased $31.9 million or 9.4%, to $371.3 million in 2012, from $339.4 million in 2011, driven by a $23.6 million increase in PDS and an $8.3 million increase due to pricing.

•
Onboard and other revenue increased $0.5 million to $39.1 million in 2012 compared to $38.6 million in 2011, as a $2.2 million increase in revenue associated with shore excursion, onboard and other destination services was offset by a $1.2 million decrease in cancellation revenue, and a $0.5 million decrease in net passenger insurance revenue.

Cruise Operating Expense
Total cruise operating expense increased $29.6 million, or 11.8%, to $280.6 million in 2012, from $251.0 million in 2011. The increase was mainly due to:

•
$24.6 million increase in Commissions, transportation and other, driven primarily by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market as well as costs associated with increased revenues and increased passenger days sold.

•
$4.3 million increase in Payroll, related and food, of which, $2.3 million was driven by an increase in hotel services costs due to an increase in passenger days sold while the remaining $2.0 million was due to general cost increases.

•	$1.6 million increase in Fuel driven by a 9.7% increase in our average cost per Metric Ton to $738 per Metric Ton in 2012 from $673 per Metric Ton in 2011.

•	$3.8 million increase in Other ship operating, primarily driven by a new five year partnership with Wartsila, signed in March 2012, to maintain the engines throughout the fleet.

•	$4.8 million decrease in Other, primarily due to expenses associated with the Seven Seas Mariner and Seven Seas Voyager dry-docks in 2011.

Selling and Administrative Expense
Selling and administrative expense for 2012 increased $0.8 million, or 1.4%, to $55.3 million, from $54.5 million for 2011. The increase was mainly due to increased administrative expenses, partially offset by decreased non-recurring professional fees and licensing fees.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2012 increased $2.6 million, or 9.5%, to $30.1 million from $27.5 million for 2011, mainly driven by increased depreciation on capitalizable ship improvements made in 2011 and 2012.

Non-Operating Income (Expense)
Interest expense increased $2.0 million, or 8.4%, to $25.4 million in 2012, from $23.4 million in 2011. The increase was primarily driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin and by the refinancing of our second lien term loan in May 2011 with senior secured notes bearing a higher fixed interest rate.
Other income (expense) primarily consisted of derivative gains (losses) in 2012. We had a net gain of $2.8 million on our fuel hedge contracts due to an increase in fuel prices during the third quarter, offset by a loss on the extinguishment of debt of $4.5 million as part of the refinancing of our first lien term loan. In 2011, we had a loss on the extinguishment of debt of $7.5 million as part of our refinancing of debt in connection with the bond offering, combined with a net gain of $3.4 million on fuel hedges.
Net Yield
Net Yield increased by 0.6% to $511.80 for 2012, from $508.63 for 2011, mainly due to higher occupancy and increases in our ticket prices partially offset by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 0.7% to $365.40 in 2012, from $362.87 in 2011. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 4.0% to $287.24 in 2012 from $276.30 in 2011, primarily due to higher hotel service expense, which in turn was driven by increased PDS and a new five year partnership with Wartsila, signed in March 2012, to maintain the engines throughout the fleet.

Recently Adopted and Future Application of Accounting Standards
Refer to Note 1, Basis of Presentation, within the accompanying Consolidated Financial Statements. As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820), ASU 2011-05: Presentation of Comprehensive Income (Topic 220), ASU 2011-08: Intangibles - Goodwill and Other (Topic 350) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. As of September 30, 2012, we adopted Financial Accounting Standards Board ASU 2012-02, Intangibles - Goodwill and Other (Topic 350).
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

Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities decreased by $6.1 million to $69.7 million in 2012, from $75.8 million in 2011, primarily due to a decrease in net income (loss) adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $4.0 million, and a decrease in working capital of $2.1 million.
Net cash used in investing activities decreased by $24.0 million to $19.0 million in 2012, from $43.1 million in 2011. The decrease was primarily due to the change in restricted cash and the Regent trade name and Regent licensing rights acquired in 2011.
Net cash used in financing activities was $5.4 million in 2012 compared to $35.8 million provided by financing activities in 2011. In 2012, we made net payments of $3.4 million associated with the refinancing of our first lien credit facility. We also paid $2.0 million for previously acquired Regent licensing rights. In 2011, we received net payments from the issuance of senior secured notes.
Funding Sources and Future Commitments
As of September 30, 2012, our liquidity was $154.0 million, consisting of $114.0 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $78.0 million as of September 30, 2012, as compared to our working capital deficit of $100.1 million as of December 31, 2011. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to (1) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date, however the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down revolving credit facilities, or any other use of cash.
In addition, we financed the purchase of our ships through long-term credit agreements of which the current portion of these instruments increase our working capital deficit. The current portion of long-term debt was $3.0 million, inclusive of the current portion of the original issue discount, at September 30, 2012. We generate substantial cash flows from operations, and our business model, along with our revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
We have contractual obligations of which our debt maturities represent our largest funding requirement. As of September 30, 2012, we have $525.0 million in future debt maturities, of which $3.0 million is payable through September 2013.
We believe our cash on hand, expected future operating cash inflows, additional borrowings under existing facilities, our ability to issue debt securities, and our ability to raise additional equity, including capital contributions, will be sufficient to fund operations, debt service requirements, and capital expenditures, and to maintain compliance with financial covenants under our credit agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional fundings will be available in the future to fund our future obligations.

Contractual Obligations
As of September 30, 2012, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Activities:
Interest on long-term debt (1)	$258,765	$39,195	$77,828	$77,078	$64,664
Operating lease obligations	1,860	742	1,028	90	—
Maintenance contract obligations (2)	13,684	2,967	6,103	4,614	—
Investing Activities:
Regent licensing rights (3)	2,000	2,000	—	—	—
Purchase obligations - equipment	2,123	1,748	375	—	—
Financing Activities:
Long-term debt (4)	525,000	3,000	6,000	6,000	510,000
Capital lease obligation (5)	6,350	542	1,158	1,216	3,434
Total	$809,782	$50,194	$92,492	$88,998	$578,098

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon LIBOR, with a floor of 1.25%, plus the applicable margin. At September 30, 2012, the LIBOR rate was 1.25% for all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

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

Debt Covenants
Our credit agreements contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of September 30, 2012, we are in compliance with all debt covenants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. For a discussion of our market risks, refer to Note 4, Derivative Instruments, Hedging Activities and Fair Value Measurements in the accompanying notes to consolidated financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of September 30, 2012, that all were effective.
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

PART II – OTHER INFORMATION
Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of SSC Finance Corp.				X
3.2	By-laws of SSC Finance Corp.				X
10.1	Credit agreement				X
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: November 8, 2012	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: November 8, 2012	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer