Form 10-K
period 2012-12-31
Seven Seas Cruises S. DE R.L.
filed 2013-03-08
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-178244
Seven Seas Cruises S. DE R.L.
(Exact Name of Registrant as Specified in Its Charter)

Republic of Panama	75-3262685
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8300 NW 33rd Street, Suite 100 Miami, FL 33122
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number, including area code: (305) 514-2300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
* The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on May 10, 2012. The registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports and during the past 90 days notwithstanding that the registrant is no longer required to file such reports.

SEVEN SEAS CRUISES S. DE R.L.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.
All statements other than statements of historical facts, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), made in this Annual Report on Form 10-K are forward-looking. Many, but not all, of these statements can be found by looking for terms like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “could,” “will,” “may,” “might,” “forecast,” “estimate,” “intend,” and “future” and for similar words. Forward-looking statements reflect management's current expectations and do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance, or achievements to differ materially from the future results, performance, or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	adverse economic conditions that may affect consumer demand for cruises, such as declines in the securities and real estate markets, declines in disposable income and consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies, as well as non-cruise vacation alternatives, which may affect our ability to compete effectively;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	continued availability under our credit facilities and compliance with our covenants;

•	changes in interest rates, fuel costs, or foreign currency rates;

•	the risks associated with operating internationally;

•	changes in general economic, business and geopolitical conditions;

•
the impact of changes in the global credit markets on our ability to borrow and our counter party credit risks, including with respect to our credit facilities, derivative instruments, contingent obligations and insurance contracts;

•	the impact of problems encountered at shipyards, as well as any potential claim, impairment, loss, cancellation or breach of contract in connection with any contracts we have with shipyards;

•	the impact of any future changes relating to how travel agents sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of seasonal variations in passenger fare rates and occupancy levels at different times of the year;

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

•	the continued availability of attractive port destinations;

•	our ability to attract and retain qualified shipboard crew members and key personnel; and

•	changes involving the corporate, tax, environmental, health, safety and other regulatory regimes in which we operate.

The above examples are not exhaustive. From time to time, new risks emerge and existing risks increase in relative importance to our operations. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in this Annual Report on Form 10-K, particularly in "Item 1A—Risk Factors".
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

PART I
Item 1. Business
Our Company
Regent Seven Seas is a leading luxury cruise company with the industry’s most comprehensive all-inclusive product offering, across a wide variety of worldwide itineraries. We own and operate three, six-star luxury cruise vessels, Seven Seas Navigator, Seven Seas Mariner, and Seven Seas Voyager, with 1,890 berths in the aggregate. Our focus on providing guests with highly personalized service, activities and world-class accommodations has earned us numerous awards.
We are consistently ranked among the top luxury cruise lines by various travel publications. In 2012, Condé Nast Traveler ranked us 2nd in "Small and Mid-Size Ship" categories and awarded us "Best Cabins" and "Platinum Circle". We also ranked 2nd in "Top Large-Ship Cruise Line" category and were honored with "World's Best Service" from Travel + Leisure's World's Best Awards. From the Cruise Critic Editor's Pick Awards, we received the "Best for Luxury" award. Porthole Magazine named us "Best Northern Europe Itineraries" in its Readers' Choice Awards. We were also bestowed "Best Luxury Cruise Line" by Virtuoso, a large network of travel agencies.
In June 2011, we were voted as having the best suites at sea by the Cruise Critic Cruisers’ Choice Award—taking both first and second place with Seven Seas Voyager and Seven Seas Mariner, respectively. We also ranked among the best cruise lines in the world in their categories for “Best Overall,” “Best Cruises for Dining,” “Best Cruises for Public Rooms,” “Best Cruises for Shore Excursions” and “Best Cruises For Value” —all in the Small Ship category. Condé Nast Traveler’s Cruise Poll of 2011 rated the Seven Seas Voyager as the #1 Large Cruise Ship and listed Regent’s itineraries among the “Dream Itineraries for 2012.” Epicurious.com rated Seven Seas Mariner as having among the best food at sea. We also earned top honors in the Virtuoso Performance Awards, which recognize luxury travel experiences. At the 23rd annual Travel Mart conference at the Bellagio in Las Vegas, we won for “Best Luxury Cruise Experience” and were rated “World’s Best Cruise Line” by readers of Condé Nast Traveler magazine.
Our award-winning fleet features some of the highest space-to-guest and staff-to-guest ratios in the industry, providing guests with individually-tailored service and what we believe to be unparalleled cruise accommodations. We sail to exotic destinations around the world, allowing us to provide our guests with a global and differentiated travel experience. Included in our 250 destinations are Alaska, the Caribbean, South America, Northern Europe, the Mediterranean, Africa and Asia. Our cruises range from seven days to as many as 143 days, depending on the itinerary. We distinguish ourselves from other cruise competitors on the basis of the quality of our ships, the all-inclusive nature of our product, the individualized service we provide, and the variety of itineraries we sail.
Our target customers are primarily baby boomers, as they represent an upscale customer base that is the largest and the fastest growing segment of the U.S. population. In 2012, the average Regent Seven Seas customer was 62 years old. Continued innovation across our product offerings not only attracts new cruise passengers, but also drives a high percentage of repeat customer traffic, a consistent source of our passenger and revenue growth. We believe that our customer-centric operating model, and the highly personalized cruise experience that we offer, drive high customer satisfaction and significant repeat bookings totaling approximately 52% and 53% of our passenger revenue in 2012 and 2011, respectively. This loyal customer base, combined with our marketing strategy and the fact that guests book cruises up to 22 months in advance, with a cash deposit between 15% - 20% of the total cruise package fare due within seven days of booking, creates significant advance visibility into our future revenue and provides for strong cash flows.
For the fiscal year ended December 31, 2012, we had total revenue of $529.1 million, net income of $3.0 million and Adjusted EBITDA of $87.9 million. This represents a 9% increase, 74% decrease and 9% decrease over 2011 revenue, net income and Adjusted EBITDA, respectively. Revenue growth was a result of strong bookings and a favorable pricing environment. Net income decreased, primarily attributable to an increase in operating expenses and higher effective interest rates from the issuance of our senior secured notes and refinancing of the first lien. Adjusted EBITDA declined due to increased commissions, transportation and other expenses. We incurred additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market as well as costs associated with increased revenues and increased passenger days sold.
We own and operate a three-ship fleet with an aggregate appraised value of $615 million based on the average of the appraisals performed in January 2013 by two independent ship brokerage firms.

Our History
In 2006, we began operating under the name Regent Seven Seas Cruises. In January 2008, Prestige Cruise Holdings, Inc. ("PCH") acquired substantially all of the assets of Regent Seven Seas Cruises, Inc. and the equity of certain of its affiliated companies and joint ventures from Carlson Cruises Worldwide, Inc. and Vlasov Shipping Corporation.
We are a 100%-owned subsidiary of PCH, the market leader in the upper premium and luxury segments of the cruise industry with approximately 6,400 berths between its Oceania Cruises and Regent Seven Seas brands. PCH is 100% owner of Oceania Cruises Inc. ("OCI"), which currently operates five vessels on worldwide itineraries. PCH is a 100%-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. ("PCI"), which is primarily controlled by funds affiliated with Apollo Global Management, LLC ("Apollo").
Seven Seas Cruises S. DE R.L. is a sociedad de responsabilidad limitada, organized and existing under the laws of the Republic of Panama. Our principal executive offices are located at 8300 NW 33rd Street, Suite 100, Miami, FL 33122. Our telephone number at that address is (305) 514-2300. Our website is http://www.rssc.com. The information that appears on our website is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K.
Our Industry
We believe that the cruise industry demonstrates positive fundamentals:
Strong Industry Growth
Cruising represents a small but growing sector of the overall vacation market. Cruising is a vacation alternative with broad appeal, as it offers a wide range of products from contemporary to luxury service offering to suit the various preferences of vacationing customers of all ages, backgrounds and interests. According to Cruise Lines International Association ("CLIA"), only 24% of the U.S. population has ever taken a cruise. The industry’s collective marketing efforts and word of mouth from satisfied customers have produced millions of potential new customers. Globally, CLIA estimates that during 2012 approximately 17.2 million passengers took a cruise, an increase of 5.3% over the preceding year. Despite this growth, the cruise industry still has lower penetration levels compared to similar land-based vacations. In 2012, 56.8 million people visited Orlando and 39.7 million people visited Las Vegas, which highlights the cruise opportunities that still exist in the U.S. cruise market. Significant growth opportunities also exist for sourcing guests from the European and other international markets, because the percentage of Europeans and Asians taking cruises are lower than the percentage of North Americans taking cruises. According to CLIA, the number of cruise passengers originating from North America has increased in each year since 1995 as cruising has evolved from a niche vacation experience to a leisure holiday with broad appeal across all demographics and nationalities.

Attractive Demographics
Long-term demographics are favorable for the cruise industry, in particular for the luxury market. Historically, people 55 years of age and older have had the highest disposable income levels and the most leisure time, making them the prime candidates for upper premium and luxury ship cruising given the associated longer itineraries and higher per diems. In 2010, the 55 year and older age group had 77 million members, representing 25% of the U.S. population. This group is expected to increase to 87 million by 2015 and 106 million by 2025. The demographics in Europe are expected to follow a similar growth trend. There are 3.4 million high net worth individuals in North America, defined as having at least $1.0 million in investable assets. These individuals control $11.4 trillion of wealth and represent 27.1% of the global high net worth individual population.
Market Segment
The cruise sector is segmented into contemporary, premium, upper premium, and luxury categories. The contemporary experience typically includes cruises on larger ships that last seven days or fewer, have a more casual ambiance and are less expensive than premium, upper premium and luxury cruises. The premium experience typically includes cruises that last from seven to fourteen days. Premium cruises emphasize quality, comfort, style and greater worldwide destination-focused itineraries, with higher average pricing than the contemporary segment. Upper premium is a niche market segment defined by an experience that straddles the premium and luxury segments but with smaller ships, higher space per guest and passenger to crew ratios and more refined culinary programs than the premium segment. The luxury experience is characterized by smaller vessel sizes than the contemporary and premium segments, unique itineraries, the highest service standards, the largest accommodations, gourmet culinary programs and all-inclusive highly personalized service. These attributes provide luxury operators pricing leverage as compared to the other segments of the cruise market.

According to CLIA, North American passenger capacity included 222 ships with approximately 342,000 berths at the end of 2012. Luxury cruise companies account for 18 of the 222 ships and 2.6% of total berths. By the end of 2013, the number of luxury berths is expected to remain unchanged at 7,984, but the industry capacity will continue to increase such that luxury berths will only represent 2.2% of total berths.

The figures and attributes in the following chart represent what we believe are the typical characteristics of cruise industry segments:

Segment	Contemporary	Premium	Upper Premium	Luxury
Major Brands	Norwegian Cruise Line Carnival Cruise Line Royal Caribbean Costa MSC Cruises	Holland America Line Celebrity Cruises Princess Cruises Cunard	Oceania Cruises Azamara Club Cruises	Regent Seven Seas Silversea Cruises Crystal Cruises Seabourn Cruises
Berths	1,700 – 5,000+	1,300 – 3,500+	684 – 1,250	200 – 1,070
Per Diem	$100 – $150	$150 – $250	$250 – $400	$500+
Pricing Model	A la carte	A la carte	A la carte	Inclusive
Length of Cruise	7 days or less	7 – 14 days	10 – 35 days	7 – 100+ days
Description	• Largest segment (~50% of market) • Larger ships with fixed dining and focus on onboard activities • Often the choice of first time cruisers	• Accounts for ~30% of market • Somewhat smaller ships with larger cabins and higher levels of service • Still appealing to broad market	• Unique combination of quality and value through midsized vessels • Destination-oriented cruises • Caters to the more experienced, affluent customer segment	• Ultra luxury and personalized service for affluent, experienced cruisers at industry leading per diems • Itineraries are extensive and unique • All-inclusive offering
High Barriers to Entry
The cruise industry is characterized by high barriers to entry, including the existence of proven operating brands, the large expense of building new and sophisticated ships and the long lead time necessary to construct new high quality vessels. Based on recently announced newbuild vessels, the cost to build a new cruise ship can range from $250.0 million to $1.7 billion or $193,000 to $741,000 per berth, depending on the vessel’s size and product offering with recent luxury cruise vessel newbuilds ranging between $555,000 to $741,000 per berth. The luxury segment in particular has demonstrated high barriers to entry with most of our competitors having been market participants for an average of approximately 23 years.
Competitive Strengths
Luxury Cruise Operator
We serve the luxury cruise segment primarily focused on the North American market, offering various global cruise itineraries that appeal to the more experienced, older and typically more affluent guest. We believe we operate a highly entrepreneurial and efficient organization through PCH and benefit from our focus on upscale passengers and sharing best practices, generating operating cost savings and enhanced operational efficiencies. We believe we have successfully positioned Regent Seven Seas as the luxury cruise operator of choice with our target passenger base by offering the most all-inclusive product in the industry, personalizing the passenger experience, developing unique itineraries and providing onboard enrichment programs and services. Travel professionals worldwide have recognized this leadership and have rewarded Regent Seven Seas with a significant number of industry honors.

Unique and High Quality Fleet
Our fleet, which consists of three owned ships, is designed to provide guests with the highest quality cruise experience throughout their stay. Our accommodations are large and luxurious, with space ratios of 58.78 to 68.68 (gross tons per guest), which are among the highest in the industry. Capacity is limited to 490 to 700 guests, allowing us to give each passenger a unique, personalized experience. As a result, our ships are less likely to have crowding or lines. Our cruises are staffed at a crew-to-guest ratio of approximately 1-to-1.6, further promoting individually tailored luxury service. Our three ships offer all-suite accommodations, with 90-100% of the suites featuring private balconies. We believe that Seven Seas Mariner and Seven Seas Voyager are the only ships in the world offering 100% suite-with-balcony accommodations.

Unique and Differentiated Product Offering
We offer the industry’s most comprehensive all-inclusive cruising model, which differentiates us from other luxury cruise operators. Nearly every part of the cruise experience is included in the base price; from round-trip air transportation, pre-cruise hotel accommodations, fine dining, staff gratuities, shore excursions, to top-shelf open bars. This unique all-inclusive offering provides a compelling value proposition for both customers and travel agents. Our destination-focused itineraries, augmented by exciting shore excursions and other land-based programs, including a diverse set of enrichment programs, comprised of workshops, lectures and classes led by relevant and often famous guest speakers, further differentiates us from many of our competitors. We feature itineraries that call on “must-see” and exotic destinations, many that include overnight stays in port, allowing guests to enjoy greater local cultural immersion. Our onboard dining experience features multiple open seating high quality dining venues, including Signatures, on two of our three vessels. Our spa facilities on each vessel feature the state-of-the-art Canyon Ranch SpaClub. We believe that our high quality guest experience sets us apart and provides an opportunity to maximize yield.
Loyal and Repeat Customer Base
Our award winning service, itineraries and all-inclusive model have resulted in nearly-perfect guest satisfaction ratings. Of the guests that responded to our 2012 onboard survey, we constantly score at our target of 9 or better on a scale of 10, based on the average score received from all guests per cruise. On the question of how likely the guest was to cruise with us again we received a rating of 100% of our target. As a result of high customer satisfaction, repeat guests accounted for 52% of total guests aboard our ships in 2012 (on a passenger revenue basis). We benefit from this loyal customer base in that 16% of the North American bookings, as measured by passenger revenue, are made directly with us as opposed to through travel agents, wholesalers, tour operators or another third party distribution channel. Direct bookings generate higher margins than those made through third parties. Our ability to consistently deliver a high quality product and achieve significant guest satisfaction continues to be a competitive advantage.
High Visibility and Differentiated Revenue Management Strategy
We have a disciplined and transparent pricing strategy. Our go-to-market strategy encourages people to book early to obtain the lowest price and stateroom of their choice, with bookings made up to 22 months in advance. Our average forward booking window as of December 31, 2012 and 2011 was 6.9 months and 6.7 months respectively, compared with an industry average which we believe is around 5 months. Given this advanced booking window, coupled with the fact that substantially all of our revenue is included in the ticket price, we believe our revenue visibility is 20-30% ahead of our industry peers. Unlike many cruise lines that discount inventory regularly, our strategy is to increase marketing efforts as the cruise date approaches to achieve targeted occupancy levels. We clearly articulate to customers and travel agents that prices will only increase as the cruise date approaches, as well as the specific dates on which those increases will occur. As such, we have educated the market that it is best to book a cruise with us early to obtain the best suites at the best value. We believe the travel agent community favors our go-to-market strategy as it allows them to provide value to their customers in a completely transparent manner, resulting in additional bookings well in advance of sailings. This early booking cycle allows us to make more informed decisions about pricing, inventory management and marketing efforts as the cruise date approaches.
Cash Flow Generation
Our business model allows us to generate a significant amount of free cash flow with high visibility. We begin to sell our inventory of suites up to 22 months prior to sailing with deposits due within seven days of booking and final payments generally collected 90 days before sailing. This results in working capital being a source of cash, provides visibility into our future revenues and corresponding cash flows and gives us ample time to adjust marketing initiatives as necessary. Moreover, we benefit from a favorable tax status as our income is primarily derived from the operation of cruise ships in international waters. As a result of these factors, we generate significant free cash flow; a portion of which we currently anticipate will be used for debt reduction.
Experienced Management Team
We are led by a management team with extensive cruise and leisure industry experience, with ownership in PCI, our ultimate parent company, and managing other global businesses. The team includes Mr. Frank J. Del Rio as Chairman and Chief Executive Officer of PCI and PCH with 19 years of industry experience, Mr. Kunal S. Kamlani as President and COO of PCH and President of Regent Seven Seas with 18 years of experience in the financial services and leisure industries, Mr. T. Robin Lindsay as Executive Vice President of Vessel Operations of PCI and PCH with 33 years of industry experience and Mr. Jason M. Montague as Chief Financial Officer of PCI and PCH with 12 years of industry experience.

Shareholders and Sponsor
Our principal shareholder and sponsor, Apollo, has experience investing in the cruise, leisure and travel-related industries. Apollo is a leading global alternative asset manager with offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2012 and 2011, Apollo had assets under management of $113 billion and $75 billion, respectively, invested in its private equity, capital markets and real estate businesses. In addition to holding a controlling interest in PCH, through PCI, which in turn owns Regent Seven Seas and Oceania Cruises, Apollo holds a controlling interest in Norwegian Cruise Line Holdings Ltd., one of the leading global cruise line operators with operations in the contemporary segment of the cruise industry. Apollo also has current investments in other travel and leisure companies, including Caesars Entertainment and Great Wolf Resorts, and has in the past invested in Vail Resorts, Wyndham International and other hotel properties. For information regarding potential conflicts of interest between us and our sponsor, See "Item 1A—Risk Factors—Risks Related of Our Business—Our sponsor controls us and our sister company, Oceania Cruises, through its control of our parent companies PCI and PCH, and the interests of our sponsor and our parent companies may conflict with or differ from our interests."
Operating Strategies
We seek to attract affluent vacationers by offering a world class luxury cruise product and service through unique and diverse itineraries aboard our three ships.
Leverage our All-Inclusive Positioning
We concentrate on leveraging our unique all-inclusive model to further increase market penetration and improve our occupancy and per diem metrics. We strive for innovative ways to enhance the onboard experience through new luxury cruise product offerings. For example, we added unlimited shore excursions in 2009, and added pre-cruise hotel packages in 2011 as part of our all-inclusive product offering. Through heightened communication with our travel agent partners and guests and the continued development of innovative marketing strategies, which are designed to emphasize our array of services and all-inclusive offering, we strive to increase our brand recognition and continue to grow our base of loyal customers.
Focus on Maximizing Per Diem
We are concentrating on improving our early booking occupancy rates to drive a higher per diem. We believe that better targeted and higher frequency marketing with a clear message of our brand attributes and the differentiated array of our all-inclusive offerings in both the North American and international markets will help us maximize our occupancy ratio. To increase the benefits of our targeted marketing programs, we opened an outbound call center focused on optimizing leads created by our marketing programs and following up directly with consumers who have expressed interest in cruising with us. We believe this strategic change and other improvements to our sales organization and channels will help drive future growth in per diems. As an additional market opportunity, we are also focused on sourcing passengers from the European market. Europe represented 11.4% and 10.5% of Regent Seven Seas' total revenues in 2012 and 2011, respectively.
Pursue Disciplined Growth
As we achieve higher occupancy levels, we will consider various avenues available to us to enable further growth in passenger capacity. These possibilities include potential acquisitions of other cruise operators or a newbuild program in the future. These growth initiatives will be considered and potentially implemented longer term as it takes at least three years of lead time for a newbuild program and we believe that currently, there are no existing vessels available that would be complementary to our existing fleet. When evaluating growth opportunities, we will continue to focus on profitability and cash flow as well as maintaining a moderate leverage profile.

Fleet Overview
We operate three six-star luxury cruise vessels, Seven Seas Navigator, Seven Seas Mariner, and Seven Seas Voyager with world-class accommodations and amenities, 1,890 berths in aggregate and an average age of approximately twelve years. We operate at a maximum capacity of approximately 689,850 capacity nights per annum, assuming no dry-docks. Capacity on each ship is limited to 490 to 700 guests and our cruises are staffed at a crew-to-guest ratio of approximately 1-to-1.6. All of our ships offer all-suite accommodations with 90-100% of the suites featuring private balconies. Seven Seas Mariner and Seven Seas Voyager are the only ships in the world offering 100% suite-with-balcony accommodations.
The following table describes certain features of our vessels:

	Seven Seas Voyager	Seven Seas Mariner	Seven Seas Navigator
Entered Fleet	2003	2001	1999
Berths	700	700	490
Balcony Offerings	100%	100%	90%
Gross Tonnage	42,363	48,075	28,803
Space Ratio (gross tons per guest)	60.52	68.68	58.78
Suite Size	350 – 1,403 sq ft	301 – 2,002 sq ft	301 – 1,173 sq ft
Crew-to-Guest Ratio	1:1.6	1:1.6	1:1.4
Country of Registry	Bahamas	Bahamas	Bahamas
Restaurants	4	4	3
Destinations	Asia Pacific Africa & India Mediterranean Northern Europe	Caribbean Mediterranean South America	Alaska Canada Caribbean New England
We have invested over $115 million from February 2008 through December 2012 to completely modernize our fleet. These renovations represent major elevations of the Regent Seven Seas product.

Our Destinations
We deploy our fleet to worldwide destinations, allowing us to service our customers’ demands for a global and differentiated travel experience. Included in the primary destinations are Alaska, the Tropics, South America, Northern Europe, the Mediterranean, Africa, Asia and India. The following graph displays the global destinations of Regent Seven Seas.

These destination-focused itineraries, augmented by a comprehensive and complimentary shore excursion program, differentiate us from many of our competitors. To that end, we offer several Grand Voyage itineraries of 60 nights or more that call on “must-see” and exotic destinations, many of which include overnight stays in port, allowing guests to have more in-depth experiences than would otherwise be possible in a single day port call. At the same time, we have expanded our addressable market and captured guest spending for a greater portion of their cruising life cycle by selling segments of Grand Voyages and other shorter (i.e. 7 – 14 night) cruises designed for more time-constrained customers. The deployment flexibility created by the use of long itineraries translates off-peak seasons into more profitable portions of longer cruises.
Our multi-pronged operating strategy is aimed at delivering the most unique and differentiated luxury experiences for our travelers onboard and onshore that are highly-tailored to the individual while optimizing operational efficiencies. Given the relatively small size of our vessels, our fleet can access a greater number and variety of ports around the globe.
Onboard Services and Programs
We distinguish ourselves by our comprehensive all-inclusive onboard and onshore offering and the highly anticipatory onboard service. The core of the Regent Seven Seas guest experience centers on the ability to offer optionality throughout their cruise and to have their desires and needs met with, what we believe to be, world-class service levels in a relaxed atmosphere. We strive for innovative ways to enhance the onboard experience through new luxury cruise product offerings. For example, we added top-shelf open bars to the all-inclusive package in 2007, added unlimited shore excursions during 2009, and pre-cruise hotel packages in 2011 as part of our all-inclusive product offering.

Onboard and Shore Excursion Program
We strive to enhance our guest experience so they feel more like travelers instead of tourists. We accomplish this by innovating the traditionally uniform and regimented nature of cruising to make it fully customized and experiential. This aim is reflected in the onboard and onshore activity offerings including a wide choice of other onboard personal enrichment programs. For example, we bring in expert guest lecturers to provide insights and perspectives on a variety of topics. The speakers often have first-hand knowledge of the locales on an itinerary, and come from diverse backgrounds including the Foreign Service, leading universities, the arts and journalism. All of these programs enrich the passenger experience and round out our portfolio of onboard offerings to address the varied interests and discriminating tastes of our guests. In the diverse world of luxury travel, we have continued to differentiate ourselves and drive customer loyalty by providing such unique experiences.
Food and Dining
In addition to luxurious accommodations and unique enrichment opportunities, we offer the finest of culinary experiences. An important aspect of the dining experience aboard our ships is open seating dining. Unlike large ship cruises, where dining times and tables are typically assigned in advance, on our ships guests may choose from a variety of restaurants onboard and dine when they wish. We also offer complimentary 24-hour room service, allowing guests the option of enjoying a private dinner in-suite or on their own balcony. Top-shelf open bar is included in the price and can be enjoyed at the onboard restaurants, in any of the bars, and as part of the 24-hour room service.
Other Onboard Amenities
All ships feature a state-of-the-art spa, wellness and fitness facility, and full-service beauty salon operated by Canyon Ranch. Canyon Ranch SpaClub offers all the most popular spa treatments and physical facilities such as body and skin-care treatment rooms, a well-equipped gym and weight room with cardio and weight training equipment, a juice bar, men’s and women’s locker rooms, thalassotherapy, and sauna and steam rooms. We also serve a full range of Canyon Ranch’s Spa Cuisine at mealtimes. The healthy-focused menu items are available for breakfast, lunch and dinner at the main dining rooms, casual dining venues, poolside and on the 24-hour room service menu for in-suite dining. On select voyages, Canyon Ranch healthy living experts offer on-board presentations and workshops addressing lifestyle change, healthy living and stress management.
Evening entertainment includes a nightclub with live music, a multi-tiered show lounge featuring a variety of production shows from Broadway revues to classical concerts and other headliner acts, and a casino. Each ship also includes a well-stocked library, an outdoor pool deck, an internet café, paddle tennis and a jogging track. Shopping is available at several onboard duty-free boutiques.

Pre- and Post-Cruise Activity / Guest Services
We can handle virtually all aspects of guest reservations and transportation requirements, including arranging pre- and post-cruise hotel bookings and air transportation. During both 2012 and 2011, approximately 54% of our guests elected to take advantage of our free air program, which includes a comprehensive package of air, meet and greet services, and ground transfer to and from the ship. In addition, we offer guests the opportunity to purchase pre- and post-cruise hotel accommodations and land packages.
Loyalty Program
We maintain a loyalty program designed to cultivate long-term customer relationships. The Regent Seven Seas loyalty program, Regent Seven Seas Society, focuses on our most active customers and covers over 224,000 Regent Seven Seas Society households as of December 31, 2012. It has evolved to offer a range of guest rewards tailored to customer preferences, and are awarded in proportion to a member’s number of nights onboard.

The program offers significant value to us, both directly and indirectly. Its members act as ambassadors for the Regent Seven Seas cruise experience, conveying the benefits of the platform to potential customers. In addition, repeat cruisers tend to reserve future cruises farther in advance than first-timers, giving us earlier insight into future booking revenue. The program base is extremely active, with members re-qualifying themselves frequently. Acquisition costs for Regent Seven Seas Society members are much lower than traditional guests, in part because loyal customers record their preferences electronically, allowing us to target them with marketing customized to their preferred itinerary and interests. Customer loyalty continued to be an important driver of our business; 52% and 53% of total guests aboard our ships in 2012 and 2011, respectively, on a passenger revenue basis, were repeat guests.
Sales & Marketing
We have a U.S.-based sales team of 35 people that collectively oversee important strategic relationships and develop marketing plans and budgets for marketing campaigns across key accounts. This team sells our cruises to almost 3,200 producing travel agents, charter and incentive clients. We also utilize onboard sales consultants to directly book current passengers for their next itinerary. Approximately 6% of cruise revenue was achieved through this onboard channel in 2012 and 2011.
We are focused on increasing our sales and marketing efforts to complement existing travel agency relationships and give us the flexibility to adapt to changing market conditions. We maintain an outbound call center, with 20 sales agents focused on optimizing leads created by our marketing programs and following up directly with consumers who have expressed interest. This strategic change offers attractive occupancy growth potential as the traditional inbound-only call center shifts toward a sales-generating orientation. Approximately 8% and 7% of bookings in 2012 and 2011, respectively, as measured by passenger revenue, were made directly with us through one of these call centers or through our website. Internationally, we operate one office in the UK. Additional international revenue comes from general sales agents (GSAs) throughout the world with the majority of sales coming from Australia, Germany, Mexico and Brazil.
Our sales efforts are supported by a robust and targeted marketing platform. We place a strong focus on product innovation, not only for stimulating repeat business, but also for driving new demand for our products, and our marketing effort supports that focus. Innovations in online capabilities provide more efficient methods for communicating with past and prospective guests, including the integration of print and online marketing efforts, which increase efficiencies and product exposure.
Our Ship Operations
Crew and Staff
Our best-in-class guest service levels are paramount in the luxury segment, where travelers have discriminating tastes and high expectations for service quality. We have dedicated significant attention and resources to ensure our service offerings meet the demands of all our guests. We have implemented more rigorous onboard training programs and established additional human resources and career development resources. In addition, to ensure that guests receive highly personalized service and attention, we have right-sized the on-board staff to offer crew-to-guest ratios of approximately 1-to-1.6, which is among the highest in the industry. Our dedication to anticipating and meeting our guests’ every need differentiates our operations and fosters close relationships between guests and the crew, helping to build customer loyalty.

Logistics and Technology
Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. We have a department to manage deck and engine operations in-house for both Regent Seven Seas and our sister company, Oceania Cruises, which has resulted in higher quality maintenance and better cost control.

Ship Maintenance
Every 24 to 36 months each of our ships is taken out of service during a dry-dock for approximately ten days for scheduled maintenance work, repairs, and improvements. Our classification societies require each ship to dry-dock twice every five years with a maximum duration between each dry-dock not exceeding three years without prior approval from the classification society. Dry-dock procedures are typically performed during off-peak demand periods to minimize the effect on revenues.
Seasonality
The seasonality of the cruise industry generally results in the greatest demand for cruises during the summer months of the third quarter. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The effect of seasonality on our results is increased due to ships being taken out of service for regularly scheduled dry-docks, which we typically schedule during non-peak demand periods.

Our revenues are seasonal, based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, we deploy our ships to South America, Asia and the Caribbean during the Northern Hemisphere winter months.
Employees
As of December 31, 2012 we had a total of 669 of Regent Seven Seas officers, crew members and other employees. We had 368 officers and crew members onboard our fleet and 301 shoreside employees. Individuals who we refer to as our employees are employed by a related entity, Prestige Cruise Services, LLC, and provide services to us under the terms of a master shared services agreement. See “Item 13—Certain Relationships and Related Party Transactions and Director Independence—Master Services Agreement” for additional information about our master services agreement and relationship with Prestige Cruise Services, LLC.

Insurance
We maintain marine insurance on the hull and machinery of our ships, which includes coverage for disbursements, earnings and increased value, in amounts related to the estimated market value of each ship. The coverage for each of the hull and machinery policies is maintained with syndicates of insurance underwriters from the European and U.S. insurance markets.
In addition we maintain comprehensive insurance coverage at commercially reasonable rates and believe that our current coverage is adequate to protect against most of the accident-related risks involved in the conduct of our business. We carry:

•	protection and indemnity insurance (that is, coverage for third party liabilities) on each ship, including insurance against risk of oil pollution liability;

•
war risk insurance, including terrorist risk insurance, on each ship in an amount equal to the total insured hull value, subject to certain coverage limits, deductibles and exclusions—the terms of our marine war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled, which is typical for policies in the marine industry; and

•	insurance for our shoreside property and general liability risks.
We believe that all of our insurance coverage, including those noted above, is subject to market-standard limitations, exclusions and deductible levels. We will endeavor to obtain insurance coverage in amounts and at premiums that are commercially acceptable to us.
We do not carry business interruption insurance for our ships based on our evaluation of the risks involved and protective measures already in place, as compared to the cost of insurance. We carry business interruption insurance for certain of our shoreside operations.

The Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1974) and the Protocol to the Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1976) are generally applicable to passenger ships. The U.S. has not ratified the Athens Convention. However, with limited exceptions, the 1976 Protocol to the Athens Convention may be contractually enforced with respect to cruises that do not call at a U.S. port. The International Maritime Organization Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002 (the “2002 Protocol”). The 2002 Protocol, which has not yet been entered into force, establishes for the first time a no-fault liability regime and a level of compulsory insurance which must be maintained by passenger ship operators with a right of direct action against the insurer. The European Union adopted the European Union Regulation 392/2009 (“EU Passenger Liability Regulation”) on the liability of carriers of passengers by sea, which became effective on December 31, 2012.  This regulation incorporates the 2002 Protocol in many ways, requiring us to maintain compulsory insurance for liability for passenger death or personal injury.  The EU Passenger Liability Regulation applies to all EU registered vessels as well as non-EU registered vessels embarking or disembarking passengers in EU member states.  We are required to have a Certificate of Financial Responsibility from an EU flag state on the applicable ships as evidence that we carry the compulsory insurance up to the limits prescribed under the 2002 Protocol.  The cost of compliance with the EU Passenger Liability Regulation does not have a material impact on operating costs.

Trademarks
Our ships have been operating under the Regent Seven Seas brand since 2006. In connection with the Regent Seven Seas Transaction, we entered into a trademark license agreement with Carlson granting us the exclusive right to use the “Regent” brand family of marks in the luxury cruise market. The agreement has since been assumed by Regent Hospitality Worldwide, Inc. The license had royalties that we paid on a quarterly basis. The trademark license agreement had an initial term of ten years and automatically renewed for additional one-year terms unless terminated by the parties. In February 2011, we amended the terms of this agreement. The amended and restated trademark license agreement allows us to use the Regent trade name, in conjunction with cruises, in perpetuity, subject to the terms and conditions stated in the agreement. In consideration for the rights and privilege to use the license under this agreement, we agreed to pay the licensor approximately $9.1 million. The amount remaining to be paid as of December 31, 2012 is $2.0 million, which was paid in February 2013. We own various U.S. and foreign trademark registrations that are widely recognized worldwide, including registrations covering “Seven Seas Cruises,” “Seven Seas Navigator,” “Seven Seas Mariner,” “Seven Seas Voyager” and “Luxury Goes Exploring.” We also claim common law rights in trademarks and trade names used in conjunction with our ships, incentive programs, customer loyalty program, and specialty services rendered on board our ships.
Competition
We face intense competition from other cruise companies in North America where the cruise market is mature and developed. The North American cruise industry is highly concentrated among three companies. As of December 31, 2012, Carnival Corporation, Royal Caribbean Cruises Ltd. and Norwegian Cruise Line Holdings Ltd. together account for 81% of North American cruise passenger berth capacity. Carnival Corporation and Royal Caribbean Cruises Ltd. have multiple brands with various price points with ships deployed in numerous geographic regions. We also face competition for many itineraries from other cruise operators as well as competition from non-cruise vacation alternatives.
Governmental Regulations
Maritime - General
The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited. Our ships, which are registered and regulated by The Bahamas and are required to comply with the international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. The Bahamas conducts periodic inspections, or appoints ship classification societies to conduct periodic inspections on their behalf, to verify compliance with these regulations. In addition, requirements of the European Union (“EU”), the U.S. and the other international ports that our ships visit apply to some aspects of our ship operations.
Our ships are also subject to periodic class surveys, including dry-dock inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Class certification is one of the necessary documents required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Dry-dock frequency is a statutory requirement controlled under the International Convention for Safety of Life at Sea (“SOLAS”). Our ships qualify to dry-dock once or twice every five years. Dry-dock, which requires that the ship be temporarily taken out-of-service, typically lasts for an average of ten days. Significant dry-dock work includes, hull inspection and related activities (such as scraping, pressure cleaning and bottom painting, maintenance of steering propulsion, stabilizers, thruster equipment and ballast tanks). While the ship is out of the water in dry-dock, we also perform other repairs and maintenance and ship improvement projects.

As noted above, our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements. For example, in U.S. ports these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection and in Canada, the Canadian Coast Guard. In EU ports, the Paris Memorandum of Understanding authorizes the enforcement of internationally accepted conventions through Port State Control inspections by the relevant authorities. For example, in Italian ports these authorities include the Italian Coast Guard, Maritime Health and the State Police. In UK ports, these authorities include the Maritime and Coastguard Agency, the Department for Transport's Transport Security team, otherwise known as TRANSEC, and the Port Health Authority. Similar Memoranda of Understanding govern Port State Control inspections of our ships in most other areas of the world where we operate.

Maritime - Safety

The International Maritime Organization (“IMO”), a specialized agency of the United Nations, has adopted safety standards as part of SOLAS, which apply to all of our ships. SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure guest and crew safety and security. All of our crew undergo regular safety training exercises that meet all international maritime regulations.

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. Our shoreside and shipboard operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code.

Maritime - Security

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”, a part of SOLAS); the U.S. Maritime Transportation Security Act of 2002, which addresses port and waterway security and the U.S. Cruise Vessel Security and Safety Act, which will phase in through 2013 and applies to all of our ships that embark or disembark passengers in the U.S. These maritime security regulations require that, among other things, we implement specific security measures; conduct vessel security assessments; identify and deter security threats; and develop security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment. Our ships are regularly audited and maintain the required certificates of compliance with the ISPS Code.

Maritime - Environmental
We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharge, water management and disposal and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints. In addition to the existing legal requirements, we are committed to helping to preserve the environment because a clean, unspoiled environment is a key element that attracts guests to our ships. If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined, or otherwise sanctioned, by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental laws, regulations and treaties.
Maritime - International

The environmental convention governing ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”). This convention includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. Many countries have ratified and adopted IMO Conventions that, among other things, impose liability for pollution damage, subject to defenses and to monetary limits. Monetary limits do not apply where the spill is caused by the owner's actual fault or by the owner's intentional or reckless conduct. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. These certificates and plan are issued by the ship's state of registry and evidence their compliance with the MARPOL regulations regarding oil, sewage and air pollution prevention. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address these issues and/or may have more stringent requirements, and we comply with them.
Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be restricted. We are not certain as to when these amendments are expected to enter into effect. The underlying requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. Accordingly, the cost of complying with these requirements is not determinable at this time, however, we do not expect it to be material.

Maritime - U.S. Federal and State

The U.S. Act to Prevent Pollution from Ships, which implements the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution caused by oil pollution or possible oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships that operate in these waters. We have these certificates that demonstrate our ability to meet the maximum amount of OPA 90 related liability that our ships could be subject to for removal costs and damages, such as from an oil spill or a release of a hazardous substance.

The Clean Water Act of 1972 and other laws and regulations provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels' incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters.
The U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the Vessel General Permit (“VGP”), which are an EPA requirement. The VGP establishes effluent limits for 26 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.
The state of Alaska enacted legislation that prohibits certain discharges in designated Alaskan waters and requires that certain discharges be monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the federal regime under the Federal Water Pollution Control Act with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

Maritime - EU

The EU has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections. The European Commission's (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL as discussed below. In addition, the EC goes beyond the IMO by introducing requirements to use low sulfur (less than 0.1%) marine gas oil in EU ports.

Maritime - Low Sulfur Fuel

MARPOL specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA and the North American ECA are required to use fuel with a sulfur content of no more than 1% or use alternative emission reduction methods, provided the alternatives are at least as effective in terms of emissions reductions. Beginning in January 2014, the area which extends approximately 50 miles off the coasts of Puerto Rico and the U.S. Virgin Islands will also become an ECA, but we do not believe this will result in a significant impact on our fuel costs. Other additional ECAs may also be established in the future, such as for areas around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico. From January 2015 and thereafter, the fuel sulfur content limit in ECAs will be further reduced to 0.1%. Compliance with these requirements will further increase our fuel costs.

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% from the current 3.5% global limit on and after January 2020. The 0.5% global standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. However, the European Union Parliament and Council have set 2020 as the final date for the 0.5% fuel sulfur limit to enter force, regardless of the 2018 IMO review results. This European Union Sulfur Directive will cover European Union Member State territorial waters that are within 12 nautical miles of their coastline. We believe that compliance with the 0.5% global standard could significantly increase our fuel costs. However, the magnitude of this increase is not reasonably determinable at this time due to the length of time until the global standard becomes effective and the other potential mitigating factors discussed below.
The cost impacts from implementing progressively lower sulfur content requirements may be mitigated by the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in sulfur emission abatement and propulsion technologies, including more advanced engines, more effective hull coatings and paints, exhaust gas cleaning systems and propeller design, more efficient shipboard systems, the use of alternative lower cost and lower emission fuels, such as liquefied natural gas (“LNG”) at sea and in port.

Maritime - Labor

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. MLC 2006 will add requirements not previously in effect, in the areas of occupational safety and health. MLC 2006 will become effective in certain countries commencing August 2013. The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, certification and watchkeeping for our seafarers.
Maritime - Financial Requirements
Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires all our ships that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for nonperformance of transportation, for personal injury and for loss of life. The FMC's regulations require that a cruise line demonstrate its financial responsibility for nonperformance of transportation through a guarantee, escrow arrangement, surety bond or insurance. In February 2013, the FMC approved amendments to the performance bond requirements that will increase the required guarantee requirements from $15 million to $30 million per operator over a two-year phase in period.  Once phased in, the guarantee requirements will be subject to additional consumer price index based adjustments.  The new rules become effective in the second quarter of 2014.  We do not anticipate that compliance with the new rules will have a material effect on our costs.
From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.
Taxation
International shipping income
In many of the jurisdictions in which we operate as a non-resident ship operator, the shipping revenue derived therefrom is taxed on a “deemed international shipping income” basis, meaning that the tax is levied based on a statutorily prescribed percentage of “gross shipping income” derived from the relevant jurisdictions. We believe that “gross shipping income” consists of cruise package fares received from passengers. The applicability of U.S. federal income taxes to us is separately discussed below.

Revenue from shipboard activities
In most countries in which we operate, tax is payable on income derived within the respective jurisdictions. We believe that the majority of the onboard revenue generated from activities such as beverage and gift shop sales is derived while the ships are navigating in international waters. Consequently, we are of the view that onboard revenue generated from such activities is not taxable. The majority of the countries in which we operate adopt the definition of territorial waters in accordance with Article 3 of the 1982 United Nations Convention on the Law of the Sea whereby 12 nautical miles from the baseline of the respective countries is the limit for taxation purposes unless there are express domestic laws which state otherwise.
U.S. federal income taxation of Regent Seven Seas shipping income
The following discussion of the application to the Company of U.S. federal income tax laws is based upon current provisions of the Internal Revenue Code (the "Code"), legislative history, U.S. Treasury regulations, administrative rulings and court decisions. The following description is subject to change and any change could affect the continuing accuracy of this discussion (and any such change may also have retroactive effect).
Under Section 883 of the Code, certain foreign corporations, though engaged in the conduct of a trade or business within the United States, are exempt from U.S. federal income and branch profits taxes on (or in respect of) gross income derived from or incidental to the international operation of ships. U.S. Treasury regulations provide that a foreign corporation will qualify for the Section 883 exemption if, in relevant part: (i) the foreign country in which the foreign corporation is organized grants an “equivalent exemption” from tax for income from the international operation of ships of sufficiently broad scope to corporations organized in the U.S. (an “Equivalent Exemption”) and (ii) the foreign corporation is a “controlled foreign corporation” (a “CFC”) for more than half of the taxable year, and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC Test”). In addition, the U.S. Treasury regulations require a foreign corporation and certain of its direct and indirect shareholders to satisfy detailed substantiation requirements (“Substantiation Requirements”) in order to establish that the foreign corporation meets the CFC Test.
We believe that substantially all of our income derived from the international operation of ships is properly categorized as Shipping Income, and that our income other than Shipping Income is not currently, nor is it expected to become, a material amount. It is possible, however, that a material amount of our income may not actually qualify (or will not qualify) as Shipping Income.
Even if our interpretation of Section 883 is correct, the exemption for Shipping Income is not applicable in any year in which we do not satisfy complex stock ownership tests, as described above. Additionally, any change in our operations could change the amount of our income that is considered Shipping Income under Section 883. Finally, any change in the tax laws governing our operations, including Section 883 of the Code and the regulations thereunder, could increase the amount of our income that is subject to tax. Any of the foregoing risks could significantly increase our exposure to U.S. federal income and branch profits tax.
The U.S.-source portion of our income that is not Shipping Income is generally subject to U.S. federal corporate income tax on a net basis (generally at a 35% rate) and possible state and local taxes, and our effectively connected earnings and profits generally are subject to an additional branch profits tax of 30%.
For purposes of the CFC Test, a qualified U.S. person is defined as an individual who is a U.S. citizen or resident alien, a domestic corporation or one of certain domestic tax-exempt trusts. Stock owned by or for a domestic partnership, taxable domestic trust, estate, mutual insurance company or similar entity is treated for these purposes as owned proportionately by its partners, beneficiaries, grantors or other interest holders.
We and our non-U.S. subsidiaries are disregarded as entities separate from their owner for U.S. federal income tax purposes, and accordingly, rely on the ability of our parent corporation, PCH, to meet the requirements necessary to qualify for the benefits of Section 883.
PCH is organized as a company in Panama, which grants an Equivalent Exemption. While PCH is currently classified as a CFC and we believe PCH meets the CFC Test because more than 50% in value of its stock is owned, or is treated as owned, by qualified U.S. persons for more than half of the taxable year, the application of this test is subject to some uncertainty and there is no assurance that our view is correct.
At this time, we believe that substantially all of our income is Shipping Income and that PCH will be able to meet the requirements (including the Substantiation Requirements) provided in the U.S. Treasury regulations necessary for our Shipping Income to be subject to the exemption provided in Section 883 of the Code; however, we can give no assurance that we will in fact be able to meet the foregoing requirements.

Taxation of Regent Seven Seas’ international shipping income where Section 883 of the Code is inapplicable
We believe that, if the Shipping Income of Regent Seven Seas were not exempt from U.S. federal income taxation under Section 883 of the Code, as described above, that income, as well as any other income from cruise operations of Regent Seven Seas that is not Shipping Income, to the extent derived from U.S. sources, generally would be taxed on a net basis under Section 882 of the Code (after allowance for deductions, assuming that a true and accurate federal income tax return is filed within the permitted time frame) at graduated U.S. federal corporate income tax rates (currently, a maximum of 35%), and possible state and local income taxes. Regent Seven Seas would also be subject to a 30% (unless a lower treaty rate applies) federal branch profits tax under Section 884 of the Code, generally on the portion of our earnings and profits that was derived from U.S. sources each year to the extent such earnings and profits were not properly viewed as reinvested and maintained in the U.S. business of Regent Seven Seas. To the extent that our income derived from the use of our ships, or services related to the use of our ships, is not exempt under Section 883 of the Code or subject to net basis taxation under Section 882 of the Code, such income would be subject to a 4% gross basis tax under Section 887 of the Code. We believe that the income of Regent Seven Seas generally would not be subject to the 4% gross basis tax under Section 887 of the Code.
While any such U.S. federal, state and local income taxes and branch profits taxes would be a liability of our parent, PCH (because we and our subsidiaries are considered disregarded entities for U.S. federal and applicable state and local income tax purposes), and not a liability of ours or our subsidiaries, we may effectively bear the cost of any such taxes because we are permitted to make tax distributions to PCH to pay such taxes.
Income of Regent Seven Seas derived from U.S. sources includes 100% of its income, if any, from transportation that begins and ends in the U.S., and 50% of its income from transportation that either begins or ends in the U.S. Income from transportation that neither begins nor ends in the U.S. would not be taxable. There are indications in the legislative history of the transportation income source rules that suggest that a cruise that begins and ends in a U.S. port, but that calls on one or more foreign ports, will derive U.S. source income only from the first and last legs of such cruise. However, since there are no regulations or other IRS guidance with respect to these rules, the applicability of the transportation income source rules in the aforesaid manner is not free from doubt.
Certain State, Local and Non-U.S. Tax Matters
We may be subject to state, local and non-U.S. income or non-income taxes in various jurisdictions, including those in which we transact business, own property, or reside. We may be required to file tax returns in some or all of those jurisdictions. The state, local or non-U.S. tax treatment of Regent Seven Seas may not conform to the U.S. federal income tax treatment discussed above. We may be required to pay non-U.S. taxes on dispositions of foreign property, or operations involving foreign property may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial.

Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should also carefully review the cautionary statement referred to under "Forward-Looking Statements."

Risks Related to Our Business

Adverse economic conditions in the North American region and throughout the world and related factors such as fluctuating or increasing fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence could adversely affect our financial condition and results of operations.
Our revenues are highly concentrated from North American passengers, comprising 83% of our total cruise revenues for the year ended December 31, 2012. Adverse changes in the perceived or actual economic climate, such as higher fuel prices, stock and real estate market declines and/or volatility, more restrictive credit markets, higher taxes, and changes in governmental policies could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business. In addition, these conditions can also impact our suppliers, which can result in disruptions in service and financial losses.
An increase in the supply of cruise ships without a corresponding increase in passenger demand could adversely affect our financial condition and results of operations.
According to CLIA, North American passenger capacity included 222 ships with approximately 342,000 berths at the end of 2012. Luxury cruise companies account for 16 of the 222 ships and 2.3% of total berths. In order to profitably utilize this new capacity, the cruise industry will likely need to improve its percentage share of the U.S. population who has cruised at least once, which currently is approximately 24%, according to CLIA. If there is an industry-wide increase in capacity without a corresponding increase in public demand, we, as well as the entire cruise industry, could experience reduced occupancy rates and/or be forced to discount our prices, which could adversely affect our financial condition and results of operations.
We face intense competition from other cruise companies as well as non-cruise vacation alternatives and we may not be able to compete effectively which could adversely affect our financial condition and results of operations.
We face intense competition from other cruise companies in North America where the cruise market is mature and developed. The North American cruise industry is highly concentrated among three companies. As of December 31, 2012, Carnival Corporation, Royal Caribbean Cruises Ltd. and Norwegian Cruise Line Holdings Ltd. together account for 81% of North American cruise passenger berth capacity. Carnival Corporation and Royal Caribbean Cruises Ltd. have multiple brands with various price points with ships deployed in numerous geographic regions. We also face competition for many itineraries from other cruise operators as well as competition from non-cruise vacation alternatives. In the event we do not compete effectively, our financial condition and results of operations could be adversely affected.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are highly leveraged with a high level of floating rate debt, and our level of indebtedness could limit cash flow available for our operations and could adversely affect our financial condition, prospects and flexibility. As of December 31, 2012, we had $521.3 million of outstanding indebtedness (excluding amounts due to affiliates), which consisted of $296.3 million outstanding under our senior secured credit facilities and $225.0 million under the notes. As of December 31, 2012, we had $40.0 million available for additional borrowing under our revolving credit facility.
Our substantial indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy generally and in the industry in which we operate;

•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;

•	make our credit card processors seek more restrictive terms in respect of our credit card arrangements; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at a variable rate of interest.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under our senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants in our senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. Further, some or all of our assets may be illiquid and may have no readily ascertainable market value. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Neither our sponsor nor any of its affiliates has any continuing obligation to provide us with debt or equity financing.

Increases in fuel prices or other cruise operating costs could have an adverse impact on our financial condition and results of operations.
Fuel costs accounted for 11.5% of our total cruise operating expenses for the year ended December 31, 2012 as compared to 12.3% and 11.3% for the years ended December 31, 2011 and 2010, respectively. Economic and political conditions in certain parts of the world make it challenging to predict future fuel prices. Future increases in fuel prices would increase our cost of cruise ship operations. We could also experience increases in other cruise operating costs, such as crew, insurance and security costs, due to market forces and economic or political instability beyond our control. Despite any fuel hedges, increases in fuel prices or other cruise operating costs could have a material adverse effect on our financial condition and results of operations. Additionally, significant declines in fuel prices could result in margin calls under certain of our fuel hedges that could create a short-term liquidity risk. While we anticipate that the costs of any such margin calls would be recouped over time as a result of lower fuel costs, any such margin calls may affect our ability to comply with the covenant obligations under our credit agreements.
Conducting business internationally may result in increased costs and risks.
We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks. Examples include political risks and risks of increase in duties and taxes as well as changes in laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies. Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks. Additional risks include interest rate movements, imposition of trade barriers, restrictions on repatriation of earnings, withholding and other taxes on remittances and other payments by subsidiaries, and changes in and application of foreign taxation structures, including value added taxes. Furthermore, we operate in waters and call at ports that have experienced political and civil unrest, insurrection and armed hostilities. If we are unable to address these risks adequately, our financial condition and results of operations could be adversely affected.

The agreements governing our indebtedness contain restrictions that will limit our flexibility in operating our business.
The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including requirements under our senior secured credit facilities that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	grant liens on assets;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make investments or acquisitions;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with our affiliates;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets;

•	pledge the capital stock issued by the Guarantors; and

•	designate our subsidiaries as unrestricted subsidiaries.
In addition, our ability to meet those financial covenants can be affected by events beyond our control, and there can be no assurance that we will meet those covenants. A failure to comply with these covenants could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the holders of our indebtedness thereunder:

•	will not be required to lend any additional amounts to us, if applicable;

•	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or

•	could require us to apply all of our available cash to repay such indebtedness.
Additionally, under the terms of the agreements governing our indebtedness, certain holders could bring actions against us that would cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the holders of our indebtedness under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness.
As a result of these restrictions, we would be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

The impact of disruptions in the global credit markets may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivative instruments, contingent obligations and insurance contracts.
There can be no assurance that we will be able to borrow additional money on terms as favorable as our current debt, on commercially acceptable terms, or at all.
Economic downturns, including failures of financial institutions, and any related liquidity crisis, can disrupt the capital and credit markets. Such disruptions could cause counterparties under our credit facilities, derivative instruments, contingent obligations and insurance contracts to be unable to perform their obligations or to breach their obligations to us under our contracts with them, or result in failures of financial institutions to fund required borrowings under our loan agreements and to pay us amounts that may become due under our derivative contracts and other agreements. Also, we could be limited in obtaining funds to pay amounts due to our counterparties under our derivative contracts and to pay amounts that may become due under other agreements. If we were to elect to replace any counterparty for its failure to perform its obligations under such instruments, we would likely incur significant costs to replace the counterparty. Any failure to replace any counterparties under these circumstances may result in additional costs to us or an ineffective instrument.
Delays in ship refurbishments and/or repairs and maintenance could adversely affect our results of operations and financial condition.
The refurbishment, repair and maintenance of our cruise ships is a complex process and involves risks similar to those encountered in other large and sophisticated equipment refurbishment and repair projects. Our ships are subject to the risk of mechanical failures or accidents, which we have occasionally experienced and have had to repair. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear, the gyro system or another vital system aboard a ship. In addition, availability, work stoppages, insolvency or financial problems in the shipyards refurbishing or repairing our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the refurbishment, repair and maintenance of our ships. The consolidation of the control of certain European cruise shipyards could result in higher prices for refurbishment and repairs due to reduced competition. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.
We rely on external distribution channels for passenger bookings; major changes in the availability of external distribution channels could undermine our customer base.
The majority of our passengers book their cruises through independent travel agents, wholesalers and tour operators. In the event that the travel agent distribution channel is adversely impacted by an economic downturn, this could reduce the distribution channels available for us to market and sell our cruises and we could be forced to use alternative distribution channels which we are not accustomed to. If this were to occur, it could have an adverse impact on our financial condition and results of operations.
Additionally, these parties generally sell and market our cruises on a nonexclusive basis. Although we offer commission and other incentives to them for booking our cruises, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future. Travel agents may face increasing pressure from our competitors, particularly in the North American market, to sell and market these competitors’ cruises exclusively. If such exclusive arrangements were introduced, there can be no assurances that we will be able to find alternative distribution channels to ensure that our customer base would not be affected.

We rely on third parties to provide hotel management services for our vessels and other services and are exposed to the risks facing such providers and, in certain circumstances, we may not be able to replace them or we may be forced to replace them at an increased cost to us.
We rely on external third parties to provide hotel management services for our vessels and certain other services that are vital to our business. If these service providers suffer financial hardship or are otherwise unable to continue providing such services, we cannot guarantee that we will be able to replace such service providers in a timely manner, which may cause an interruption in our operations. To the extent that we are able to replace such service providers, we may be forced to pay an increased cost for equivalent services. Both the interruption of operations and the replacement of the third party service providers at an increased cost could adversely impact our financial condition and results of operations.
We rely on scheduled commercial airline services for passenger connections; increases in the price of, or major changes or reduction in, commercial airline services could undermine our customer base.
A number of our passengers depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare, due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could increase our cruise operating expenses which would, in turn, have an adverse effect on our financial condition and results of operations.

Acts of terrorism, acts of piracy, armed conflict and threats thereof, and other international events impacting the security of travel could adversely affect the demand for cruises and as a result adversely affect our financial condition and results of operations.
Past acts of terrorism and piracy have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an increase in or outbreak of additional hostilities or armed conflict abroad or the possibility thereof, an increase in the activity of pirates operating off the western coast of Africa, or otherwise throughout the world, political unrest and instability, such as the recent upheaval of the political system in Egypt, the issuance of travel advisories by national governments, and other geopolitical uncertainties have had in the past and may again in the future have an adverse impact on the demand for cruises and consequently the pricing for cruises. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our financial condition and results of operations by reducing our profitability.
Our revenues are seasonal owing to variations in passenger fare rates and occupancy levels at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.
The demand for our cruises is seasonal, with greatest demand generally for cruises occurring during the third quarter. This seasonality in demand has resulted in fluctuations in our revenues and results of operations. The seasonality of our results is increased due to ships being taken out of service for dry-dock periods, which we typically schedule during non-peak demand periods for such ships. Accordingly, seasonality in demand and dry-dock periods could adversely affect our ability to generate sufficient revenues to cover expenses particularly during certain periods of the year.
Future epidemics and viral outbreaks may have an adverse effect on our financial condition and results of operations.
Public perception about the safety of travel and adverse publicity related to passenger or crew illness, including incidents of H1N1 flu, stomach flu, or other contagious diseases, may impact demand for cruises and adversely affect our future sales, financial condition and results of operations.
Adverse incidents involving cruise ships may have an adverse effect on our financial condition and results of operations.
Cruise ship operations carry an inherent risk of loss caused by adverse events at sea or in port and by weather conditions. Adverse incidents could involve collisions, groundings, fire, oil spills, other maritime or environmental mishaps, missing passengers, inappropriate crew or passenger behavior, onboard crimes, human errors, terrorism, piracy, political action and civil unrest or insurrection.
Adverse incidents such as these could result in increased costs, lost sales, injuries, lost lives or reputational damage. We could be forced to cancel a cruise or a series of cruises due to such events, resulting in reimbursements to passengers, increased port-related costs and lost revenue. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended dry-dock period for repairs. This could result in material lost revenue and/or expenditures, and there can be no assurance that insurance proceeds would compensate us fully or at all for our losses. We have experienced unscheduled dry-docks in the past and there can be no assurances that we will not experience unexpected dry-docks in the future. Any such event involving our cruise ships or other cruise ships may adversely affect passengers’ perceptions of safety, negatively affect future industry performance or result in increased governmental or other regulatory oversight. Such incidents also may lead to litigation against us. We may suffer penalties, fines and damages from judgments or settlements of any ongoing or future claims against us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could adversely impact demand and reduce our sales. Such incidents may have a material adverse impact on our financial condition and results of operations.
There can be no assurance that all risks are insured against or that any particular claim will be fully paid. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial condition and results of operations. We have been and may continue to be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity coverage for tort liability. Our payment of these calls could result in significant expenses to us which could reduce our cash flows. If we were to sustain significant losses in the future, our ability to obtain insurance coverage or coverage at commercially reasonable rates could be materially adversely affected.

Data security breaches, denial of service attacks, and/or disruptions to information technology, telecommunications, and/or other networks could have an adverse impact on our financial results.
The integrity and reliability of our information technology, telecommunications, and other networks are crucial to our operations and financial results.  Disruptions to these networks could impair our operations and have an adverse impact on our financial results, negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events, information systems failures, computer viruses, denial or service attacks, and other cyber-attacks may cause disruptions to our information technology, telecommunications, and other networks.  While we have and continue to invest in business continuity, disaster recovery, and data restoration plans, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We do not carry business interruption insurance for our ships based on our evaluation of the risks involved and protective measures already in place, as compared to the cost of insurance. We carry business interruption insurance for certain of our shoreside operations.
In the event of a data security breach of our systems and/or third party systems, we may incur costs associated with, the following: breach response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, regulatory fines and penalties, vendor fines and penalties, legal fees and damages.  Denial of service attacks may result in costs associated with, among other things, the following: response, forensics, public relations, consultants, data restoration, legal fees, and settlement.  In addition, data security breaches or denial of service attacks may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation, digital asset loss related to corrupted or destroyed data, damage to our reputation, damages to intangible property, and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results.  While we have and continue to invest in data and information technology security initiatives, we cannot completely insulate ourselves from the risks of data security breaches and denial of service attacks which could result in adverse effects on our operations and financial results.
Unavailability of ports of call may adversely affect our results of operations and financial condition.
We believe that attractive port destinations are a major reason why passengers choose to go on a particular cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security and safety concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations, local community concerns about port development and other adverse impacts on their communities from additional tourists, and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department. Any limitations on the availability of ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect our results of operations and financial condition.

The loss of key personnel, our inability to recruit or retain qualified personnel or the diversion of our key personnel’s attention could adversely affect our results of operations.
We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is dependent upon our personnel and key consultants and our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any of our key management, in particular, Mr. Frank J. Del Rio, the Chief Executive Officer of PCI and PCH, could have a material adverse effect on our business. See “Item 10 - Directors, Executive Officers and Corporate Governance" for additional information about our management personnel.
The leadership of our chief executive officer and other executive officers has been a critical element of our success. The death or disability of Mr. Frank J. Del Rio or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management. We have employment agreements with certain of our executive officers, but these agreements do not guarantee that any given executive will remain with us.

Additionally, certain individuals who we refer to as our employees or as part of our management are employed by Prestige Cruise Services, LLC, an indirect subsidiary of our parent companies, PCI and PCH, and provide services to us under the terms of a master services agreement. Certain of these individuals, including members of our senior management team such as Mr. Frank J. Del Rio, Chairman and Chief Executive Officer of PCI and PCH, Mr. Kunal S. Kamlani, President and Chief Operating Officer of PCH, Mr. Jason M. Montague, the Chief Financial Officer of PCI and PCH, and Mr. T. Robin Lindsay, the Executive Vice President of Vessel Operations of PCI and PCH, whom also provide services to our sister company, Oceania Cruises. Any or all of these employees may be required to focus their time and energies on matters relating to Oceania Cruises that otherwise could be directed to our business and operations. If management’s or such employees’ attention is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. See “Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Master Services Agreement” for additional information about our master services agreement and relationship with Prestige Cruise Services, LLC.
Our sponsor controls us and our sister company, Oceania Cruises, through its control of our parent companies PCI and PCH, and the interests of our sponsor and our parent companies may conflict with or differ from our interests.
Apollo beneficially owns 79.5% of our equity interests indirectly through its ownership of 79.5% of the capital stock on a fully-diluted basis of PCI, our ultimate parent company and the direct parent company of PCH, its 100%-owned subsidiary. In addition, four of our administrators are affiliated with Apollo. As a result, Apollo, through its voting and board control of our parent companies, PCI and PCH, has the ability to control our policies and business, including the election of our administrators, the approval of significant transactions such as mergers, tender offers and the sale of all or substantially all of our assets, the decision to access the capital markets and the extent to which, if at all, the net proceeds of any capital raising activities at PCI or PCH are contributed to us. Apollo has the authority, subject to the terms of our debt, to issue additional debt, implement debt repurchase programs, pay dividends, pay advisory fees (including to itself or its affiliates) and make other key decisions, and they may do so at any time. The interests of Apollo and its affiliates could conflict with or differ from our interests.
Additionally, our ultimate parent companies, PCI and PCH, are also the ultimate parent companies of our sister company, Oceania Cruises. Therefore, in addition to controlling our activities through its control of PCI and PCH, Apollo can also control the activities of our sister company through this same ownership and control structure. Our sponsor and our management team (which is the same as the management team of Oceania Cruises) have determined to keep the branding and, in large part, operation of our company and Oceania Cruises entirely separate, and there can be no assurance that Apollo will not decide to focus its attention and resources on matters relating to Oceania Cruises that otherwise could be directed to our business and operations. If our sponsor determines to focus attention and resources on Oceania Cruises or any new business lines of PCI or PCH instead of us, it could affect our ability to expand our existing business or develop new business.
Furthermore, Apollo is in the business of making investments in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, Apollo currently holds a controlling interest in Norwegian Cruise Line Holdings Ltd., which, though it does not compete with us in the luxury segment, competes with us indirectly as a cruise operator. Additionally, even if Apollo invests in competing businesses through PCI or PCH, such investments may be made through Oceania Cruises or a newly-formed subsidiary of PCI or PCH. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.
There are no agreements among us and any affiliates of Apollo that govern the outcome of any conflicts of interests. There is no assurance that when conflicts of interest arise, any or all of these affiliates will act in our best interests or that any conflict of interest will be resolved in our favor. Moreover, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combinations which may otherwise be viewed favorably to us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
A failure to keep pace with developments in technology could impair our operations or competitive position.
Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis. If we are unable to do so on a timely basis or within reasonable cost parameters, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

Risks Related to the Regulatory Environment in Which We Operate
Future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes, may have an adverse impact on our financial condition and results of operations.
As we generally derive revenue from shipboard activity in international waters and not in a particular jurisdiction, our exposure to income tax is limited in some instances. We do, however, submit to the income tax regimes of the jurisdictions in which we operate and pay taxes as required by those regimes.
It is possible that certain states, countries or ports of call that our ships visit may also decide to assess new taxes or fees or change existing taxes or fees specifically applicable to the cruise industry and its employees and/or guests, which could adversely affect our financial condition and results of operations.
Provided that we satisfy certain complex stock ownership tests (as described below), income that is considered to be derived from the international operation of ships, as well as certain income that is considered to be incidental to such income (“Shipping Income”), is currently exempt from U.S. federal income taxes under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”). The U.S.-source portion of our Shipping Income (if we do not qualify for the exemption under Section 883 of the Code) and the U.S.-source portion of our income that is not Shipping Income are generally subject to U.S. federal corporate income tax on a net basis (generally at a 35% rate) and possible state and local taxes, and our effectively connected earnings and profits generally are subject to an additional branch profits tax of 30%. See “Item 1—Business—Taxation—U.S. federal income taxation of Regent Seven Seas shipping income” below for a more detailed discussion of these taxes (and a 4% federal gross income tax that could apply to Shipping Income in limited circumstances). While any such U.S. federal, state and local income taxes and branch profits taxes would be a liability of our parent, PCH (because we and our subsidiaries are considered disregarded entities for U.S. federal and applicable state and local income tax purposes), and not a liability of ours or our subsidiaries, we may effectively bear the cost of any such taxes because we are permitted to make tax distributions to PCH to pay such taxes.
We believe substantially all of our income derived from the international operation of ships is properly categorized as Shipping Income, and that our income other than Shipping Income is not currently, nor is it expected to become, a material amount. It is possible, however, that a material amount of our income does not actually qualify (or will not qualify) as Shipping Income.
Even if our interpretation of Section 883 is correct, the exemption for Shipping Income is not applicable in any year in which we do not satisfy complex stock ownership tests as described above (see “Item 1—Business—Taxation—U.S. federal income taxation of Regent Seven Seas shipping income”). While we believe that we have satisfied the ownership tests and expect to continue to do so absent a material change in our ownership, the application of these tests is subject to some uncertainty and there is no assurance that our view is correct. Further, for the exemption for Shipping Income to apply we must satisfy the Substantiation Requirements (as defined above in “Item 1—Business—Taxation—U.S. federal income taxation of Regent Seven Seas shipping income”). While we expect we will satisfy such requirements, we can give no assurance that we will be able to do so. Additionally, any change in our operations could change the amount of our income that is considered Shipping Income under Section 883. Finally, any change in the tax laws governing our operations, including Section 883 of the Code and the regulations thereunder, could increase the amount of our income that is subject to tax. Any of the foregoing risks could significantly increase our exposure to U.S. federal income and branch profits taxes.
The Seven Seas Navigator and Seven Seas Voyager were operated by subsidiaries that were strategically and commercially managed in the United Kingdom (“UK”) and these subsidiaries had elected to enter the UK tonnage tax regime. With effect from February 4, 2013, both ships exited the UK tonnage tax regime upon transfer of the ships to U.S. subsidiaries. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations; any changes in the current laws and regulations could lead to increased costs or decreased revenue and adversely affect our business prospects, financial condition and results of operations.
Increasingly stringent federal, state, local and international laws and regulations on environmental protection, and health and safety of workers could affect our operations. Many aspects of the cruise industry are subject to governmental regulation by the U.S. Environmental Protection Agency, the International Maritime Organization, commonly referred to as the IMO, the Council of the European Union, and the U.S. Coast Guard, as well as international treaties such as the International Convention for the Safety of Life at Sea, commonly referred to as SOLAS, the International Convention for the Prevention of Pollution from Ships, commonly referred to as MARPOL, the Standard of Training Certification and Watchkeeping for Seafarers, commonly referred to as STCW, and the recently-adopted Manning Convention. International regulations regarding ballast water and shipboard/shore-side security have been adopted. Additionally, the U.S. and various state, foreign and international regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, restricting diesel engine emissions, and managing cruise ship waste. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations. In 2010, Alaska issued a final permit that regulates discharges of treated wastewater from cruise ships for the summer tourist seasons running from 2010 to 2012. The permit provides for the cruise companies to gather data on performance of new shipboard environmental control systems that will allow a scientific review committee to advise state officials on improving the regulations.
The Maritime Labor Convention 2006 (“MLC”) will come into effect in August 2013. The MLC will regulate many aspects of maritime crew labor and will impact the worldwide sourcing of new crew.
These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. See "Item 1—Business—Governmental Regulations" for additional information regarding these risks.
By virtue of our operations in the U.S., the U.S. Federal Maritime Commission (the "FMC") requires us to maintain a $15 million third party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to passengers. The FMC is reviewing the existing guarantee requirements and may propose material increases which, if adopted, may significantly increase the amount of our required guarantees and, accordingly, our cost of compliance. There can be no assurance that such an increase in the amount of our guarantees, if required, would be available to us. As required by Package Travel, Package Holiday and Package Tours Regulations at December 31, 2012, we maintained surety bonds for cruise business originating in the United Kingdom of £2.5 million ($4.1 million). For cruise business originating in Germany, we maintain financial protection insurance of €0.7 million ($0.9 million).

We may be subject to taxation under the laws of certain jurisdictions.
We may be subject to state, local and non-U.S. income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. Our state, local or non-U.S. tax treatment may not conform to the U.S. federal income tax treatment of Section 883 of the Code discussed in the risk factor above. We may be required to pay non-U.S. taxes on dispositions of foreign property and operations involving foreign property may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial. For example, we operated Seven Seas Navigator and Seven Seas Voyager under long-term charter agreements by subsidiaries that were strategically and commercially managed in the UK. These charter agreements are subject to the ongoing review of the taxing authorities in these jurisdictions and such review could result in the imposition of additional taxes in such jurisdictions.
The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our world-wide income. These tax regimes, however, are subject to change. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law.
As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.
As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•
submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.
Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.
In addition, as an “emerging growth company,” we may elect under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, estimated expenditures and financing may be found under “Item 1—Business—Fleet Overview” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our principal executive offices, which we share with OCI and PCH, are at 8300 NW 33rd Street, Suite 100, Miami, FL 33122. This lease was executed by a related party. Additionally, we are party to two real property leases for office space in Omaha, Nebraska and Southampton, England. We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings
We are routinely involved in claims typical within the cruise industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data
Statements of Income data for the years ended December 31, 2012, 2011 and 2010 has been derived from this Annual Report on Form 10-K in "Item 15 - Exhibits, Financial Statements - Consolidated Statements of Income and Comprehensive Income". Balance Sheet data as of December 31, 2012 and 2011 has been derived from this Annual Report on Form 10-K in "Item 15—Exhibits, Financial Statements—Consolidated Balance Sheets".
Statements of Income data for the year ended December 31, 2009 and the 11 months ended December 31, 2008 and Balance Sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. We refer you to our Registration Statement filed on Form S-4 amendment No. 5, as filed with the SEC on May 7, 2012 and became effective on May 10, 2012, file number 333-178244.
The selected unaudited financial data for the one month ended January 31, 2008 was derived from the accounting records of the Predecessor Company, Carlson Cruises Worldwide, Inc. and its subsidiaries.
Our audited consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

		Regent Seven Seas				Predecessor Company
	Year ended December 31,				Eleven months ended December 31,	One month ended January 31,
(in thousands)	2012	2011	2010	2009	2008	2008
Statements of Income data
Revenue
Passenger ticket	$477,606	$437,582	$400,368	$315,869	$340,494	$25,741
Onboard and other	51,529	48,313	48,873	45,273	59,828	5,725
Total revenue	529,135	485,895	449,241	361,142	400,322	31,466
Cruise operating expense
Commissions, transportation and other	185,446	150,580	124,671	88,604	80,583	6,522
Onboard and other	12,811	12,035	12,640	15,136	19,150	805
Payroll, related and food	78,150	73,098	69,415	64,712	65,529	6,846
Fuel	42,573	40,592	32,240	25,578	33,208	3,516
Other ship operating	43,707	38,524	39,067	33,362	35,973	2,992
Other	9,153	14,044	6,479	29,477	12,063	4,714
Total cruise operating expense	371,840	328,873	284,512	256,869	246,506	25,395
Selling and administrative	75,061	72,279	77,376	67,240	65,724	5,475
Depreciation and amortization	40,624	39,222	36,523	42,107	45,322	1,690
Total operating expense	487,525	440,374	398,411	366,216	357,552	32,560
Operating income (loss)	41,610	45,521	50,830	(5,074)	42,770	(1,094)
Non-operating income (expense)
Interest expense	(36,287)	(31,497)	(38,753)	(41,983)	(43,340)	(1,850)
Interest income	434	222	100	85	1,324	145
Other income (expense) (1)	(2,674)	(2,928)	(130)	10,181	(6,285)	1,438
Total non-operating expense	(38,527)	(34,203)	(38,783)	(31,717)	(48,301)	(267)
Income (loss) before income taxes	3,083	11,318	12,047	(36,791)	(5,531)	(1,361)
Income tax benefit (expense), net	(95)	139	(292)	292	91	359
Net income (loss) (2)	$2,988	$11,457	$11,755	$(36,499)	$(5,440)	$(1,002)

(1)
Other income (expense) consists of a variety of non-operating items including but not limited to foreign transaction gains and losses, realized gain on early extinguishment of debt, and gains (losses) on derivative instruments.

(2)	Net loss attributable to non-controlling interest was $294 for January 2008. Net loss attributable to the Predecessor Company was $708 for January 2008.

		Regent Seven Seas				Predecessor Company
	Year ended December 31,				Eleven months ended December 31,	One month ended January 31,
(in thousands)	2012	2011	2010	2009	2008	2008
Balance Sheet data (at end of period)
Cash and cash equivalents	$99,857	$68,620	$37,258	$27,754	$55,075	$45,370
Total assets	1,294,714	1,283,790	1,229,877	1,254,232	1,309,530	487,996
Passenger deposits	174,547	165,990	153,705	144,491	120,300	145,481
Total debt (1)	518,358	518,500	501,786	526,786	587,500	348,833
Total liabilities	746,081	739,152	700,309	749,558	796,692	573,517
Total members’ equity (stockholders’ deficit)	548,633	544,638	529,568	504,674	512,838	(85,521)

(1) In 2012, net of $2.9 million of original issue discount, which is classified as long-term.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report on Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent registered public accounting firm's reports thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below and in "Item 1A—Risk Factors".
Certain statements in this "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See “Forward-Looking Statements” and "Item 1A—Risk Factors".
Financial Presentation
Description of Certain Line Items
Revenues
Our revenue consists of the following:

•
Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits and certain included passenger shipboard event costs. Also included is gross revenue for air and related ground transportation sales.

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
Net Cruise Cost excluding Fuel and Other represents Gross Cruise Cost excluding commissions, transportation and other expense, onboard and other expense, fuel expense and other expense (each of which is described above under Description of Certain Line Items).
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
Executive Overview
Revenue for 2012 increased 8.9% to $529.1 million, compared to $485.9 million in 2011 as occupancy increased 2.5 percentage points from 91.9% in 2011 to 94.4% in 2012.
Net Yield increased 0.6% to $484.50 in 2012 from $481.82 in 2011.
Net Cruise Cost per APCD, excluding Fuel and Other expense, increased 5.2% over 2011 primarily driven by non-recurring restructuring charges, increased port expense due to changes in itinerary mix and increased operating costs due to signing a five year agreement with Wartsila to maintain the engines throughout the fleet.

Fuel expense, net of settled fuel hedges, was $41.3 million compared to $35.5 million in 2011 driven by higher prices partially offset by lower consumption. As of December 31, 2012, the Company has hedged approximately 56% of expected fuel consumption for 2013 and 29% of expected fuel consumption for 2014.

Other expense was $9.2 million compared to $14.0 million in 2011. The 2012 decrease is due to expenses associated with two dry-docks in 2011 versus one in 2012.

Adjusted EBITDA was $87.9 million for 2012, compared to $96.7 million for 2011.

Results of Operations
Operating results for the year ended December 31, 2012, compared to the same periods in 2011 and 2010, are shown in the following table (in thousands):

	Year Ended December 31,
	2012		2011		2010
		% of Total Revenues		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$477,606	90.3%	$437,582	90.1%	$400,368	89.1%
Onboard and other	51,529	9.7%	48,313	9.9%	48,873	10.9%
Total revenue	529,135	100.0%	485,895	100.0%	449,241	100.0%

Cruise operating expense
Commissions, transportation and other	185,446	35.0%	150,580	31.0%	124,671	27.8%
Onboard and other	12,811	2.4%	12,035	2.5%	12,640	2.8%
Payroll, related and food	78,150	14.8%	73,098	15.0%	69,415	15.5%
Fuel	42,573	8.0%	40,592	8.4%	32,240	7.2%
Other ship operating	43,707	8.3%	38,524	7.9%	39,067	8.7%
Other	9,153	1.7%	14,044	2.9%	6,479	1.4%
Total cruise operating expense	371,840	70.3%	328,873	67.7%	284,512	63.3%
Other operating expense
Selling and administrative	75,061	14.2%	72,279	14.9%	77,376	17.2%
Depreciation and amortization	40,624	7.7%	39,222	8.1%	36,523	8.1%
Total operating expense	487,525	92.1%	440,374	90.6%	398,411	88.7%
Operating income	41,610	7.9%	45,521	9.4%	50,830	11.3%

Non-operating income (expense)
Interest income	434	0.1%	222	—%	100	—%
Interest expense	(36,287)	(6.9)%	(31,497)	(6.5)%	(38,753)	(8.6)%
Other income (expense)	(2,674)	(0.5)%	(2,928)	(0.6)%	(130)	—%
Total non-operating expense	(38,527)	(7.3)%	(34,203)	(7.0)%	(38,783)	(8.6)%
Income before income taxes	3,083	0.6%	11,318	2.3%	12,047	2.7%
Income tax (expense) benefit	(95)	—%	139	—%	(292)	(0.1)%
Net income	$2,988	0.6%	$11,457	2.4%	$11,755	2.6%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Twelve Months Ended December 31,
	2012	2011	2010
Passenger Days Sold	644,950	616,490	602,191
APCD	682,920	670,950	673,050
Occupancy	94.4%	91.9%	89.5%

Adjusted EBITDA was calculated as follows:

(in thousands)	Year Ended December 31,
	2012	2011	2010
Net income	$2,988	$11,457	$11,755
Interest income	(434)	(222)	(100)
Interest expense	36,287	31,497	38,753
Depreciation and amortization	40,624	39,222	36,523
Income tax (benefit) expense, net	95	(139)	292
Other (income) expense	2,674	2,928	130
Equity-based compensation/transactions (a)	1,007	799	2,154
Non-recurring expenses (b)	1,482	4,006	13,277
Restructuring (c)	1,516	820	1,288
Fuel hedge gain (d)	1,310	5,125	1,129
Loss on disposal (e)	303	1,174	—
ADJUSTED EBITDA	$87,852	$96,667	$105,201

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

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

In the following table, Net Per Diem is calculated by dividing net revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Year Ended December 31,
	2012	2011	2010
Passenger ticket revenue	$477,606	$437,582	$400,368
Onboard and other revenue	51,529	48,313	48,873
Total revenue	529,135	485,895	449,241
Less:
Commissions, transportation and other expense	185,446	150,580	124,671
Onboard and other expense	12,811	12,035	12,640
Net Revenue	$330,878	$323,280	$311,930
Passenger Days Sold	644,950	616,490	602,191
APCD	682,920	670,950	673,050
Net Per Diem	$513.03	$524.39	$517.99
Gross Yield	774.81	724.19	667.47
Net Yield	484.50	481.82	463.46

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Year Ended December 31,
	2012	2011	2010
Total cruise operating expense	$371,840	$328,873	$284,512
Selling and administrative expense	75,061	72,279	77,376
Gross Cruise Cost	446,901	401,152	361,888
Less:
Commissions, transportation and other expense	185,446	150,580	124,671
Onboard and other expense	12,811	12,035	12,640
Net Cruise Cost	$248,644	$238,537	$224,577
Less:
Fuel	42,573	40,592	32,240
Other expense	9,153	14,044	6,479
Net Cruise Cost, excluding Fuel and Other	$196,918	$183,901	$185,858

APCD	682,920	670,950	673,050
Gross Cruise Cost per APCD	$654.40	$597.89	$537.68
Net Cruise Cost per APCD	364.09	355.52	333.67
Net Cruise Cost, excluding Fuel and Other, per APCD	288.35	274.09	276.14

Year Ended December 31, 2012 ("2012") Compared to Year Ended December 31, 2011 ("2011")
Revenue
Total revenue increased $43.2 million or 8.9%, to $529.1 million in 2012, from $485.9 million in 2011. This increase was mainly due to:

•
Passenger ticket revenue increased $40.0 million or 9.1%, to $477.6 million in 2012, from $437.6 million in 2011, driven by a $20.2 million increase due to PDS and a $19.8 million increase due to pricing.

•	Onboard and other revenue increased $3.2 million or 6.7% to $51.5 million in 2012 from $48.3 million in 2011, driven by a $2.2 million increase due to PDS and a $1.0 million increase due to pricing.
Cruise Operating Expense
Total cruise operating expense increased $42.9 million, or 13.1%, to $371.8 million in 2012, from $328.9 million in 2011. The increase was mainly due to:

•
$34.9 million increase in Commissions, transportation and other, of which, $27.9 million was driven primarily by increased air costs and additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market while costs associated with increased revenues and increased PDS drove $7.0 million of the increase.

•
$5.1 million increase in Payroll, related and food, of which, $2.1 million was driven by an increase in hotel services costs due to an increase in PDS while $1.8 million was attributable to higher food costs per PDS, based on CPI changes and the remaining $1.2 million was due to general cost increases.

•	$2.0 million increase in Fuel driven by a 8.3% increase in our average cost per Metric Ton to $735 per Metric Ton in 2012 from $679 per Metric Ton in 2011, offset by a 3.2% decrease in consumption.

•
$5.2 million increase in Other ship operating, primarily driven by increased port expense due to changes in itinerary mix and increased operating costs due to signing a five year agreement with Wartsila to maintain the engines throughout the fleet.

•	$4.9 million decrease in Other, primarily due to expenses associated with two dry-docks in 2011 versus one in 2012.

Selling and Administrative Expense
Selling and administrative expense for 2012 increased $2.8 million, or 3.9%, to $75.1 million, from $72.3 million for 2011. The increase was mainly due to expenses associated with non-recurring restructuring charges of $1.5 million as well as other costs related to payroll.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2012 increased $1.4 million, or 3.6%, to $40.6 million from $39.2 million for 2011, mainly driven by increased depreciation on capitalizable ship improvements made in 2011 and 2012.
Non-Operating Income (Expense)
Interest expense increased $4.8 million, or 15.2%, to $36.3 million in 2012, from $31.5 million in 2011. The increase was primarily driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin and by the refinancing of our second lien term loan in May 2011 with senior secured notes bearing a higher fixed interest rate.
Other income (expense) decreased $0.2 million or 8.7% to $2.7 million in 2012, from $2.9 million in 2011. In 2012, we had a net gain of $2.1 million on our fuel hedge contracts due to an increase in fuel prices during the year, offset by a loss on the extinguishment of debt of $4.5 million as part of the refinancing of our first lien term loan. In 2011, we had a loss on the extinguishment of debt of $7.5 million as part of our refinancing of our second lien term loan, combined with a net gain of $4.5 million on fuel hedges.

Net Yield
Net Yield increased by 0.6% to $484.50 for 2012, from $481.82 for 2011, mainly due to higher occupancy and increases in our ticket prices partially offset by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 2.4% to $364.09 in 2012, from $355.52 in 2011. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 5.2% to $288.35 in 2012 from $274.09 in 2011, primarily driven by non-recurring restructuring charges, increased port expense due to changes in itinerary mix and increased operating costs due to signing a five year agreement with Wartsila to maintain the engines throughout the fleet.
Year Ended December 31, 2011 ("2011") Compared to Year Ended December 31, 2010 ("2010")

Revenue
Total revenue in 2011 increased $36.7 million, or 8.2%, to $485.9 million from $449.2 million in 2010, primarily driven by higher passenger ticket revenue.

•
Passenger ticket revenue increased $37.2 million, or 9.3%, to $437.6 million in 2011 from $400.4 million in 2010, mainly driven by higher ticket pricing, which increased by 6.8%, and higher occupancy, which increased from 89.5% to 91.9%, partially offset by a 0.3% decline in capacity due to scheduled dry-docks for Seven Seas Mariner and Seven Seas Voyager in 2011.

•
Onboard and other revenue decreased $0.6 million, or 1.1%, to $48.3 million in 2011 from $48.9 million in 2010 driven by an increase in occupancy, offset by a $2.9 million non-recurring insurance recovery in 2010 resulting from a vessel’s unexpected out of service for repairs.

Cruise Operating Expense
Total cruise operating expense increased $44.4 million, or 15.6%, to $328.9 million in 2011 from $284.5 million in 2010. The increase was primarily due to:

•
A $25.9 million increase in Commission, transportation and other driven by an increase in air participation with 54.3% of our passengers receiving air in 2011 versus 44.1% in 2010. This increase in air participation resulted in $11.7 million of additional expense in 2011. We also launched our free included hotel program in 2011 which resulted in additional expense of $3.2 million. The remaining increase was primarily driven by related costs associated with increased revenues and increased PDS.

•	An $8.4 million increase in Fuel expense driven by a 32% increase in our average cost per Metric Ton to $679 per Metric Ton in 2011 from $515 per Metric Ton in 2010.

•
A $7.6 million increase in Other expenses primarily attributable to a 17-day scheduled dry-dock for the Seven Seas Voyager in the third quarter of 2011 and a 10-day scheduled dry-dock for the Seven Seas Mariner in the second quarter of 2011.

•
A $3.7 million increase in Payroll, related & food primarily driven by $1.5 million higher food costs per PDS, based on CPI changes, and $1.0 million higher food costs due to increased passenger counts.

Selling and Administrative Expense
Selling and administrative expense for 2011 decreased $5.1 million, or 6.6%, to $72.3 million from $77.4 million for 2010. The decrease was primarily due to a $3.1 million reduction in trade name royalty fees and $1.6 million reduction in incentive compensation expense.

Depreciation and Amortization Expense
Depreciation and amortization expense for 2011 increased by $2.7 million to $39.2 million in 2011, compared to $36.5 million for 2010, mainly driven by increased depreciation on ship improvements.

Non-Operating Income (Expense)
Interest expense decreased $7.3 million, or 18.7%, to $31.5 million in 2011 from $38.8 million in 2010. The decrease was mainly driven by lower effective interest rates, resulting from the refinancing of the second lien credit facility and the expiration of our interest rate swaps in February 2011.
Other income (expense) primarily consisted of fuel hedge gains (losses), foreign currency translation gains (losses) and a loss on the early extinguishment of debt. In 2011, we had a loss of $7.5 million on early extinguishment of debt partially offset by $4.5 million in net gains on our fuel hedge contracts. In 2010, we had $0.4 million of losses on fuel hedges.

Net Yield
Net Yield increased by 4.1% to $481.82 for 2011 from $463.46 for 2010, mainly due to increases in our ticket prices, higher passenger spending levels, and higher occupancy, as discussed above.

Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 6.6% to $355.52 in 2011 from $333.67 in 2010. Excluding fuel cost and other expense, Net Cruise Cost per APCD decreased by 0.7% to $274.09 in 2011, compared to $276.14 in 2010.

Liquidity and Capital Resources
In this section, references to 2012 refer to the year ended December 31, 2012, references to 2011 refer to the year ended December 31, 2011 and references to 2010 refer to the year ended December 31, 2010.
Sources and Uses of Cash
Net cash provided by operating activities decreased by $13.8 million to $61.9 million in 2012, from $75.7 million in 2011, primarily due to a decrease in net income adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $13.0 million, and a decrease in working capital of $0.8 million. Net cash provided by operating activities was $50.8 million for the year ended December 31, 2010 primarily due to net income in 2010 of $11.8 million, non-cash expenses of $55.1 million, an increase in passenger deposits of $9.2 million and a decrease in timing differences of cash payments relating to operating assets and liabilities of a $13.4 million.
Net cash used in investing activities decreased by $31.0 million to $21.2 million in 2012, from $52.1 million in 2011. The decrease was primarily due to the change in restricted cash, lower capital expenditures in 2012 and the Regent trade name and Regent licensing rights acquired in 2011. For the year ended December 31, 2010 net cash used in investing activities was $15.8 million primarily consisting of $18.9 million of additions to property and equipment in connection with ship improvements, which was offset by a reduction of $3.0 million in restricted cash.
Net cash used in financing activities was $9.6 million in 2012 compared to $7.9 million provided by financing activities in 2011 and $25.0 million used by financing activities in 2010. In 2012, we made net payments of $7.6 million associated with the refinancing of our first lien credit facility. We also paid $2.0 million for previously acquired Regent licensing rights. In 2011, we received net proceeds of $9.3 million from the issuance of senior secured notes. For the year ended December 31, 2010 net cash used in financing activities was $25.0 million consisting of debt payments.

Funding Sources and Future Commitments
As of December 31, 2012, our liquidity was $139.9 million, consisting of $99.9 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $82.1 million as of December 31, 2012, as compared to our working capital deficit of $100.1 million as of December 31, 2011. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to (1) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date, however the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down revolving credit facilities, or any other use of cash.
The agreements governing our indebtedness contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries' ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of December 31, 2012, we are in compliance with all debt covenants.
We generate substantial cash flows from operations, and our business model, along with our revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future. We have contractual obligations of which our debt maturities represent our largest funding requirement. As of December 31, 2012, we have $521.3 million in future debt maturities, of which none is payable through December 2013.
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
On February 1, 2013, we amended our previously existing $340 million first lien credit facilty, consisting of both a $300 million term loan and a $40 million revolving credit facility. In conjunction with this amendment, the outstanding balance of the term loan of $296.3 million was repriced with a margin of 3.5% compared to either 4.75% or 5.0% based on a leverage ratio in the original term loan. There was no change to the $40 million revolving credit facility or the maturity date of the term loan. There was no impact on covenants, liquidity or debt capacity.

Contractual Obligations
As of December 31, 2012, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Activities:
Interest on long-term debt (1)	$239,066	$39,047	$77,734	$76,984	$45,301
Operating lease obligations	1,676	744	900	32	—
Maintenance contract obligations (2)	7,112	1,707	3,414	1,991	—
Investing Activities:
Regent licensing rights (3)	2,000	2,000	—	—	—
Purchase obligations - equipment (2)	6,655	2,085	2,762	1,808	—
Financing Activities:
Long-term debt (4)	521,250	—	6,000	6,000	509,250
Capital lease obligation (5)	6,227	561	1,164	1,224	3,278
Total	$783,986	$46,144	$91,974	$88,039	$557,829

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon LIBOR, with a floor of 1.25%, plus the applicable margin. At December 31, 2012, the LIBOR rate was 1.25% for all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Certain of our accounting estimates are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. We believe our most critical accounting estimates are as follows:

Asset impairment
Goodwill
In connection with the Regent Seven Seas Transaction, we recorded goodwill as the excess of the purchase price over the estimated fair value of net assets acquired, including identifiable intangible assets. We assess goodwill for impairment in accordance with ASC 350, Intangibles—Goodwill and Other, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently when events or circumstances dictate, as defined by ASC 350. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit.
In 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We would perform the two-step test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to step one of the quantitative test. The impairment review for goodwill consists of a two-step process of first determining the fair value of the Reporting Unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the Reporting Unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the Reporting Unit is less than the carrying value of its net assets, the implied fair value of the Reporting Unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
Our annual impairment test date is September 30, which coincides with our annual budget/forecasting cycle and the end of our seasonally highest quarter. As of September 30, 2012, we did not have any impairment on goodwill, indefinite-lived intangible assets or other long-lived assets.
The principal assumptions used in the discounted cash flow model are projected operating results, discount rate, weighted-average cost of capital and terminal value. Cash flows were calculated using our 2012 projected operating results as a base. To that base we added future years’ cash flows, considering the global economic environment as well as internal projections based on projected occupancy levels, cost structure and other variables. We discounted the projected cash flows using a rate equivalent to our weighted-average cost of capital. Based on the discounted cash flow model, we determined that the fair value of goodwill exceeded the carrying value and is therefore not impaired. The fair value exceeds its carrying value by 54% as of September 30, 2012.
The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require significant judgments when making assumptions of expected revenues, operating costs, selling and administrative expenses, capital expenditures, as well as assumptions regarding the cruise vacation industry competition and business conditions, among other factors. It is reasonably possible that changes in our assumptions and projected operating results above could lead to impairment of our goodwill.

Identifiable Intangible Assets
Specific to the Regent Seven Seas Transaction in 2008, we recorded identifiable intangible assets consisting of Trade names, Customer Relationships, Non-Competition Agreements, Backlog and Customer Database. The Trade names acquired in this transaction, “Seven Seas Cruises” and “Luxury Goes Exploring” were determined to have indefinite lives. During 2011, we amended our agreement with Regent Hospitality Worldwide, which granted us exclusive and perpetual licensing rights to use the “Regent” trade name and trademarks (Regent licensing rights) in conjunction with cruises, subject to the terms and conditions stated in the agreement. The amended and restated trademark license agreement allows us to use the Regent trade name and trademark rights (“Regent licensing rights”), in conjunction with cruises, in perpetuity, subject to the terms and conditions stated in the agreement. The Regent licensing rights are being amortized over an estimated useful life of 40 years.
Our identifiable intangible assets, except the trade names acquired in the 2008 Regent Seven Seas Transaction noted above, are subject to amortization over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization, such as trade names, are reviewed for impairment whenever events or circumstances indicate, but at least annually, by comparing the estimated fair value of the intangible asset with its carrying value.

We performed our annual impairment review of our trade names as of September 30, 2012 using the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. The discount rate used was the same rate used in our goodwill impairment test. Based on the discounted cash flow model, we determined the fair value of our trade names exceeded their carrying value and are therefore not impaired. The fair value exceeded its carrying value by 81% as of September 30, 2012.

Ship Accounting
In connection with the Regent Seven Seas Transaction, we recorded our ships at their estimated fair values, which was calculated based on a market approach that took into consideration recent transactions of similar ships, conditions of the cruise market at the date of valuation and the price a willing third party would pay for a ship with similar characteristics. Our ships represent our most significant asset and are stated at cost less accumulated depreciation. Depreciation of the ships is computed net of projected residual values of 15% using the straight-line method over their original estimated service lives of 30 years. Service life is based on when the assets were originally placed in service and we did not extend this life at the time of the Regent Seven Seas Transaction. Our service life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions, and historical useful lives of similarly built ships.
Improvement costs that add value to the ships and have a useful life greater than one year are capitalized as additions to the ships and are depreciated over the lesser of the ships’ remaining service lives or the improvements’ estimated useful lives. Improvement costs are related to new components that have been added to, replaced or refurbished on the ship. The remaining estimated cost and accumulated depreciation (i.e. book value) of replaced ship components are written off and any resulting losses are recognized in the consolidated statements of operations. Examples of significant capitalized improvement costs are electrical system upgrades, such as the upgrade of stabilizers, electrical system generators and the refurbishment of major mechanical systems such as diesel engines, boilers, and generators, along with new stateroom and guest facility equipment. Given the very large and complex nature of our ships, our accounting estimates related to ships and determination of ship improvement costs to be capitalized require considerable judgment of management and are inherently uncertain.
Dry-dock costs are scheduled maintenance activities that require the ships to be taken out of service and are expensed as incurred. Dry-docks are required to maintain each vessel’s Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Typical dry-dock costs include dry-docking fees and wharfage services provided by the dry-dock facility, hull inspection and certification related activities, external hull cleaning and painting below the waterline including pressure cleaning and scraping, additional below the waterline work such as maintenance and repairs on propellers and replacement of seals, cleaning and maintenance on holding tanks and sanitary discharge systems, related outside contractor services including travel and related expenses and freight and logistics costs related to dry-dock activities. Repair and maintenance activities are charged to expense as incurred.
We review our ships for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of these assets based on our estimate of its undiscounted future cash flows. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. We perform our ship impairment reviews on an individual ship basis utilizing an undiscounted cash flow analysis. The principle assumptions used in the undiscounted cash model are projected operating results, including net per diems, net cruise costs, projected occupancy, available passenger days, and projected growth.
During the second quarter of 2012, the Seven Seas Navigator underwent a dry dock, in which improvements were made. Due to the increase in its carrying value, we performed an impairment review utilizing an undiscounted cash flow analysis. The principle assumptions used in the undiscounted cash model were projected operating results, including net per diems, net cruise costs, projected occupancy, available passenger days and projected growth. As a result of our impairment review, we determined the revised carrying amount is recoverable and not impaired. Since acquiring the ships in 2008, we have not recognized any impairment losses on any of our ships.
We believe our estimates and judgments with respect to our ships are reasonable. However, should certain factors or circumstances cause us to revise our estimates of ship service lives, projected residual value or the lives of major improvements, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amount we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average service life of our ships by one year, depreciation expense for 2012 would have increased by $0.9 million. If our ships were estimated to have no residual value, depreciation expense for 2012 would have increased by $4.4 million.

Contingencies—Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

Recently Adopted and Future Application of Accounting Standards
Refer to section “Item 15—Exhibits, Financial Statements—Recent Accounting Pronouncements” of this Annual Report on Form 10-K.

JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Consequently, our financial statements may not be comparable to those of companies that comply with public company effective dates.
Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we may choose to rely on certain exemptions. See “Item 1A—Risk Factors—Risks Related to Our Business—As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. For a discussion of our hedging strategies on market risks see discussions below and Note 6, Derivative Instruments, Hedging Activities and Fair Value Measurements in the accompanying notes to consolidated financial statements.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. There were no outstanding interest rate swap agreements as of December 31, 2012. We estimate that a hypothetical one percentage point increase in LIBOR would increase our 2013 annual interest expense by approximately $0.2 million.
Foreign Currency Exchange Risk
Our exposure to foreign currency exchange rate risk relates to our euro denominated vessel dry-dock and other operational expenses. We have entered into foreign currency swaps to limit the exposure to movements in the foreign currency exchange rates. There were no outstanding foreign currency swap agreements as of December 31, 2012.

Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 8.1% in 2012, 8.4% in 2011 and 7.2% in 2010. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income.
As of December 31, 2012, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $28.1 million, maturing through 2014. These agreements hedge approximately 56% and 29% of our estimated fuel consumption in 2013 and 2014, respectively. The estimated fair value of these contracts at December 31, 2012 was approximately $1.3 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price on December 31, 2012 would increase our anticipated 2013 fuel cost by approximately $2.2 million, net of the impact of fuel swap agreements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of December 31, 2012, that all were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.
“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.
As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.
Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.
In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.
We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and current positions of our current executive officers and administrators as of March 8, 2013. Our seven administrators act similarly to a board of directors of a U.S. corporation. For purposes of this Annual Report on Form 10-K, we refer to them collectively as the Board of Directors.

Name	Age	Position
Frank J. Del Rio	58	Administrator; Chairman and Chief Executive Officer of PCI and PCH
Adam M. Aron	58	Administrator
Kevin E. Crowe	30	Administrator
Russell W. Galbut	60	Administrator
Daniel M. Holtz	53	Administrator
Steve Martinez	44	Administrator
Eric L. Press	47	Administrator
Jason M. Montague	39	Chief Financial Officer of PCI and PCH
Kunal S. Kamlani	40	President and Chief Operating Officer of PCH, President of Regent Seven Seas
T. Robin Lindsay	55	Executive Vice President of Vessel Operations for PCI and PCH

Frank J. Del Rio is the founder of Oceania Cruises, is Chairman and Chief Executive Officer of PCI and PCH, our parent companies and the parent companies of Oceania Cruises, has been a member of the boards of directors of PCI and PCH and Oceania Cruises since April 2007 and became our Administrator in July 2009. Based in Miami, Florida, Mr. Del Rio is responsible for the financial and strategic development of Oceania Cruises and us. Between 2003 and 2007, Mr. Del Rio was instrumental in the development and growth of Oceania Cruises. Prior to founding Oceania Cruises, Mr. Del Rio played a vital role in the development of Renaissance Cruises, serving as Co-Chief Executive Officer, Executive Vice President and CFO from 1993 to April 2001. Mr. Del Rio holds a B.S. in Accounting from the University of Florida and is a Certified Public Accountant (inactive license).

Adam M. Aron has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in July 2009. He is Chairman and CEO of World Leisure Partners, Inc., a personal consultancy for matters related to travel and tourism and high-end real estate development. Mr. Aron has previously served as President and CEO of NCL Corporation Ltd., Senior Vice President of Marketing for United Airlines, Senior Vice President-Marketing for Hyatt Hotels Corporation, and Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. Mr. Aron currently serves on the boards of directors of Cap Jaluca Properties Ltd., E-miles, Inc., Norwegian Cruise Line Holdings Ltd., Starwood Hotels and Resorts Worldwide. Mr. Aron also serves on the boards of directors of a number of non-profit organizations. He is a member of the Council on Foreign Relations, Business Executives for National Security, and is a former member of the Young Presidents' Organization. In addition, Mr. Aron formerly served as First Vice Chairman of the U.S. Travel Association and as Vice Chairman of the National Finance Committee of the Democratic Senatorial Campaign Committee for the 2008 election cycle. Mr. Aron was previously selected by the U.S. Secretary of Defense to participate in the Joint Civilian Orientation Conference in 2004, was appointed by the U.S. Secretary of Agriculture to serve on the board of directors of the National Forest Foundation from 2000 through 2006 and was a delegate to President Clinton's White House Conference on Travel and Tourism. Mr. Aron received a Master of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Science Cum Laude from Harvard College.

Kevin E. Crowe has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since December 2009 and became our Administrator in December 2009. Mr. Crowe joined Apollo in 2006 and currently serves on the board of directors of Quality Distribution, Inc. Prior to joining Apollo, Mr. Crowe was a member of the Financial Sponsors Group at Deutsche Bank. Mr. Crowe currently serves on the board of directors of Norwegian Cruise Holdings Ltd. and Nine Entertainment Co. Mr. Crowe graduated from Princeton University with an AB in Economics and a certificate in Finance.

Russell W. Galbut has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in July 2009. Mr. Galbut currently serves on the board of directors of Gibraltar Private Bank and Trust, is the Chairman of the Board of Hebrew Homes Health Network and is a member of the American Arbitration Association. Mr. Galbut received a Bachelor of Science in Hotel Administration from Cornell University and a Juris Doctorate from the University of Miami. Mr. Galbut is a Certified Public Accountant (inactive license).

Daniel M. Holtz has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in July 2009. Since 1998, Mr. Holtz has served as Managing Principal of Walden Capital Management, a Miami-based financial services company. Mr. Holtz currently serves on the boards of directors of Verifier Capital, L.L.C. and IWM Holdings, L.L.C. He is also involved in numerous non-profit and civic organizations, including serving as member of the Board of Trustees of Holtz Center for Maternal and Child Care at Jackson Memorial Hospital in Miami, Florida, the Museum of Contemporary Art in North Miami, Florida and the Aspen Art Museum in Aspen, Colorado. Mr. Holtz holds an undergraduate degree from the University of Florida.

Steve Martinez has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and our Administrator since January 2008. Mr. Martinez joined Apollo in 2000 and is a Senior Partner and Head of the Asia Pacific region.  He has led investments at Apollo in a variety of sectors including leisure, media, shipping and industrials and currently serves on the boards of directors of Norwegian Cruise Line Holdings, Veritable Maritime, Nine Entertainment, and Rexnord Corporation. He has previously served on the boards of directors of Allied Waste Industries, Goodman Global, Hughes Telematics, Jacuzzi Brands and Hayes-Lemmerz International. Prior to joining Apollo, Mr. Martinez was a member of the mergers and acquisitions department of Goldman Sachs & Co. with responsibilities in merger structure negotiation and financing. Before that he worked at Bain & Company Tokyo advising U.S. corporations on corporate strategies in Japan. Mr. Martinez received a Master's of Business Administration from the Harvard Business School and a Bachelor of Arts and Bachelor of Science from the University of Pennsylvania and the Wharton School of Business, respectively.

Eric L. Press has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in July 2009.  He is a partner at Apollo, where he has worked since 1998.  From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group, a management consulting firm focused on corporate strategy.  Mr. Press also serves on the boards of directors of Apollo Commercial Real Estate Finance, (July 2009 - present), Athene Re (July 2009 to present), Affinion Group (October 2006 to present), Caesars Entertainment (January 2008 to present), Metals USA (November 2005 to present), Noranda Aluminum (March 2007 to present) and Verso Paper Corp (December 2008 to present).  Previously, he served on the boards of directors of Innkeepers USA (June 2007 to April 2010), Quality Distribution, Inc. (May 2004 to May 2008), Wyndham International (May 2005 to August 2005) and AEP Industries (June 2004 to February 2005). Mr. Press graduated magna cum laude from Harvard College with an A.B. in Economics and Yale Law School, where he was a Senior Editor of the Yale Law Review.

Jason M. Montague is the Executive Vice President and Chief Financial Officer of PCH. He is responsible for all day-to-day financial operations as well as the mid- and long-term strategic planning and financial development of PCH and its two brands, Oceania Cruises and Regent Seven Seas. Part of the Oceania Cruises' start-up team, Mr. Montague has seen the company through the purchase of its three R-Class vessels, the equity investment by Apollo, the financing for the Oceania-Class newbuilds and the acquisition and integration of Regent Seven Seas. Prior to joining Oceania Cruises, he operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. He previously held the position of Vice President Finance for Alton Entertainment Corporation, a brand equity marketer who was majority owned by the Interpublic Group of Companies. Mr. Montague holds a BSBA in Accounting from the University of Miami.

Kunal S. Kamlani is the President and Chief Operating Officer of PCH, responsible for the overall strategic marketing, sales, e-commerce, public relations, promotions and procurement for both Oceania Cruises and Regent Seven Seas. Additionally, he serves as President of Oceania Cruises and effective January 31, 2013 President of Regent Seven Seas. Mr. Kamlani rejoined PCH in September 2011 from Bank of America/Merrill Lynch, where he served as head of the multi-billion dollar Global Investment Solutions division with approximately 1,000 employees worldwide. Prior to that, Mr. Kamlani was the Chief Financial Officer for PCH. His past experiences also include serving as the Chief Operating Officer of Smith Barney and Vice President of corporate development for Starwood Hotels & Resorts. Mr. Kamlani earned his MBA from Columbia University and a bachelor's degree in Economics and Political Science from Colgate University.

T. Robin Lindsay is the Executive Vice President of Vessel Operations for PCI and PCH, and oversees all marine, technical and hotel operations. Mr. Lindsay was instrumental in the extensive refurbishment and launch of Oceania Cruises' Regatta, Insignia and Nautica and the development of the new 1,250-guest Oceania-Class newbuilds. Mr. Lindsay possesses a substantial amount of experience in the luxury cruise arena and has overseen the design and construction of many of the industry's most acclaimed luxury cruise ships. Prior to joining Oceania Cruises in 2003, Mr. Lindsay was the Senior Vice President of Vessel Operations at Silversea Cruises and, prior to that, Vice President of Operations at Radisson Seven Seas Cruises.

Audit Committee

Our audit committee has a charter and consists of Kevin E. Crowe, Russell W. Galbut, and Daniel M. Holtz. Our Board of Directors has determined that Russell W. Galbut qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Adam M. Aron, Daniel M. Holtz, and Steve Martinez. None of our executive officers serves as a member of a board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or compensation committee. No interlocking relationship exists between any member of our Board of Directors or any member of the compensation committee (or other committee performing equivalent functions) of any other company.

Code of Ethical Business Conduct

Our Board of Directors has adopted a Code of Ethical Business Conduct that is applicable to all officers, directors and employees. Upon request and free of charge, any person may obtain a copy of our Code of Ethical Business Conduct. Written requests should be addressed to Regent Seven Seas c/o Jason Worth, Senior Director Treasury and Investor Relations, 8300 NW 33rd Street, Suite 100, Miami, FL 33122.

Item 11. Executive Compensation
This section identifies the material elements of compensation awarded to, earned by or paid to our executive officers identified in the Summary Compensation Table, which we refer to in this section as our “named executive officers” or “NEOs.” Unless otherwise specified, references throughout this “Executive Compensation” section to the Board of Directors or the Compensation Committee are to the board or compensation committee of Prestige Cruise Holdings, Inc. (“PCH”), our parent company.
The named executive officers for 2012 and 2011 and their principal position as of December 31, 2012 are:

Frank J. Del Rio	Chief Executive Officer of PCH and Chairman of the Board
Kunal S. Kamlani	President and Chief Operating Officer of PCH and President of Oceania Cruises. Effective January 31, 2013, President of Regent Seven Seas.
Mark S. Conroy	President of Regent Seven Seas Cruises
Summary Compensation Table for Fiscal 2012 and 2011
The following table provides summary information concerning compensation paid or accrued during the fiscal year ended December 31, 2012 to our named executive officers. The table below presents total compensation at the parent company level. The percentage of NEO compensation expense allocated to the Company is 51% in 2012 and 53% in 2011 excluding Mark Conroy, whose allocation is 100%. Our allocation of compensation expense for NEO's in 2012 and 2011 is $4.1 million and $2.4 million, respectively.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-equity Incentive Plan Compensation	All Other Compensation (2)	Total
Frank J. Del Rio Chief Executive Officer of PCH and Chairman of the Board	2012	$1,452,000	$—	$42,199	$1,452,000	$60,149	$3,006,348
	2011	$1,320,000	$—	$7,049	$699,347	$92,726	$2,119,122
Kunal S. Kamlani (3) President and Chief Operating Officer of PCH	2012	$750,000	$750,000	$1,374,198	$—	$17,246	$2,891,444
	2011	$256,849	$500,000	$—	$—	$22,547	$779,396
Mark S. Conroy President of Regent Seven Seas Cruises	2012	$550,000	$—	$28,588	$467,500	$13,200	$1,059,288
	2011	$535,000	$—	$40,461	$318,028	$13,318	$906,807

(1)
Represents the aggregate grant date fair value of options granted to such named executive officers in 2012 and 2011, computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions. See Note 7 to the Company's consolidated financial statements set forth in this Annual Report on Form 10-K for the assumptions made in determining those values. The value shown in Fiscal 2012 for Mr. Del Rio represents the incremental fair value of his previously granted options attributable to the modification that occurred during 2012 (see the section titled "Long Term Equity Incentive Compensation" below for additional detail). Mr. Conroy's option awards were forfeited in November 2012 (see the section titled "Employment Agreements" below for additional detail).

(2)
Included within Mr. Del Rio's 'All Other Compensation' is $32,000 personal allowance, $27,600 car allowance, personal tax service and cruise benefits. Included within Mr. Kamlani's 'All Other Compensation' is $13,200 car allowance and cruise benefits. Mr. Conroy's 'All Other Compensation' amount includes $13,200 car allowance. The cruise benefit was valued on the basis of the aggregate incremental cost to us, including the costs for food, beverages, shore excursions, airport transfers, pre and post cruise hotel stays, onboard internet, onboard amenities and gratuities.

(3)	Mr. Kamlani's employment began during the third quarter and as such he did not earn his entire 2011 annualized base salary.

Employment Agreements
Though the employment agreements reference the boards and compensation committees of various subsidiaries and affiliates, our current practice is that compensation decisions are made by the board and/or compensation committee of PCH.
Frank J. Del Rio
Pursuant to an employment agreement with Oceania Cruises and PCI dated July 1, 2009, Mr. Del Rio is employed as Chairman and Chief Executive Officer of the above companies and any of their majority owned subsidiaries. The term of Mr. Del Rio's employment agreement is four years. The agreement provides for a 2011 annual base salary of $1,320,000, subject to a mandatory ten percent (10%) increase each year. For 2010 and 2011, Mr. Del Rio is eligible for an annual cash bonus of $1,000,000 each year, subject to his continued employment through the last day of each year and the attainment of performance objectives established by the board of directors of PCI (such performance objectives to be consistent with those applicable to other senior executives of PCI). For 2012, Mr. Del Rio is eligible for a target incentive bonus equal to one hundred percent (100%) of his then current salary, provided that the actual bonus shall be determined by the board of PCI in its sole discretion, based on performance objectives established with respect to that year by the board, in good faith consultation with Mr. Del Rio. In 2009, pursuant to his officer employment agreement, Mr. Del Rio received an option to purchase 216,216 shares of PCI. Such option grant was intended as incentive compensation for 2010 and 2011, with fifty percent (50%) vesting at the end of each year, subject to continued employment and the achievement of performance objectives established by the board of PCI. Additionally, in 2009, pursuant to his officer employment agreement, Mr. Del Rio received a time based option to purchase 1,000,000 shares of PCI, with fifty percent (50%) vesting on the second anniversary of the grant, and then an additional twenty five percent (25%) vesting on each of the third and fourth anniversaries of the grant. As a condition to receiving such option, Mr. Del Rio was required to make an equity investment in PCI, in the amount of $3,000,000. The agreement also provides for participation in employee benefit plans and perquisite programs generally available to similarly situated executives. In particular, Mr. Del Rio is entitled to an automobile allowance of $2,300 per month, a personal expense allowance of $12,000 per year (subject to review and upward adjustment), an allowance for country club dues and fees up to $20,000 per year (subject to review and upward adjustment), an allowance for tax advice and preparation up to $20,000 per year, business class travel and forty (40) days annual paid vacation. Mr. Del Rio is also eligible for a tax “gross up,” to make him whole in the event that tax is due under Section 280G of the Internal Revenue Code in connection with payments contingent on a change in control of PCI.
Kunal S. Kamlani
Pursuant to an employment agreement with Oceania Cruises and PCH dated June 17, 2011, Mr. Kamlani is employed as President and Chief Operating Officer of the above companies and any of their majority owned subsidiaries. The initial term of Mr. Kamlani's employment expires on December 31, 2014, and the term will automatically renew for an additional year and each anniversary thereafter, unless either party gives written notice of non-renewal within ninety days prior to the expiration of the term (including any renewal thereof). The agreement provides for an annual base salary of $750,000, which shall be reviewed on an annual basis and may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Kamlani is eligible for an annual cash bonus equal to a minimum of $750,000, pro-rated for any fiscal year in which Mr. Kamlani is not employed for the entire year ($500,000 minimum for 2011, based on a September start date). If Oceania Cruises, PCH, and each of their majority owned subsidiaries do not pay any form of cash bonus to their executives or key employees generally, the payment of Mr. Kamlani's cash bonus may be deferred for up to one calendar year, if such deferral is permitted under applicable law. The employment agreement also provides Mr. Kamlani a time based option to purchase 600,000 shares of PCI which vest in three cumulative and substantially equal installments on each of the first, second and third anniversaries of his employment, and contemplates future additional grants subject to board discretion and evaluation of Mr. Kamlani's performance. Mr. Kamlani is eligible for participation in employee benefit plans and perquisite programs generally available to executives of Oceania Cruises. In particular, Mr. Kamlani is entitled to an annual automobile allowance of $13,200, twenty (20) days annual paid vacation and reimbursement of legal expenses in 2011, up to $10,000, for fees incurred in connection with the drafting and negotiation of the employment agreement.
Mark Conroy
Mr. Conroy was employed as President of Regent Seven Seas pursuant to an employment agreement with PCS and PCI dated February 1, 2011. The initial term of Mr. Conroy's employment agreement was two years and the term automatically renewed for an additional year and each anniversary thereafter, unless either party gives written notice of non-renewal within ninety days prior to the expiration of the term (including any renewal thereof). The agreement provided for a minimum annual base salary of $535,000, which was reviewed on an annual basis and could be increased, but not decreased, at the discretion of the board of PCS. Mr. Conroy was eligible for an annual cash bonus, the target of which was determined by PCS pursuant to its then applicable management incentive compensation plan, provided that Mr. Conroy's actual bonus amount was determined by the board of PCS in its discretion based on performance objectives it establishes with respect to a particular fiscal year. The employment agreement also provided Mr. Conroy an option to purchase 12,500 shares of PCI. Mr. Conroy was eligible for participation in employee benefit plans and perquisite programs generally available to executives of PCS. In particular, Mr. Conroy was entitled to an annual automobile allowance of $13,200 and six (6) weeks of annual paid vacation.
On September 26, 2012, PCH agreed with Mark Conroy that he would step down as president of Regent Seven Seas on January 31, 2013 and become a consultant to SSC for a two year period. In connection with these arrangements, on November 9, 2012 we entered into a Separation Agreement and a Consulting Agreement with Mr. Conroy. In connection therewith, Mr. Conroy will receive amounts to which he is entitled pursuant to his existing employment agreement. Mr. Conroy's employment agreement is filed as Exhibit 10.9 to Amendment No. 1 to Form S-4 filed by us with the Securities and Exchange Commission on March 1, 2012.
Annual Incentive Bonus
Each named executive officer is eligible to receive an annual cash bonus for fiscal 2012 subject to the provisions of his employment agreement. Mr. Del Rio and Mr. Conroy are eligible in accordance with the Company's 2012 management incentive compensation plan (the “MICP”).  The 2012 MICP provides for bonus payments upon the achievement of an EBITDA based corporate performance goal. In 2012, pursuant to his employment agreement, Mr. Kamlani is eligible to receive a cash bonus in an amount determined by the Board of Directors of PCH, subject to a guaranteed minimum annual bonus of $750,000.
Each year, the Compensation Committee establishes the performance goal after careful review of the annual budget. For 2012, the Compensation Committee determined that the MICP bonus target would be an adjusted EBITDA of PCH and its consolidated subsidiaries, defined as earnings before interest, other income (expense), income taxes, depreciation and amortization, and MICP compensation expense adjusted for the impact from settled fuel hedges (“MICP EBITDA”). The Compensation Committee reserves the right to adjust the performance goal during the course of the year to take into consideration changes in deployment of the fleet, major unforeseen and uncontrollable events and other non-recurring and extraordinary costs and revenues experienced by us during the year. For 2012, the Compensation Committee recommended, and the Board approved, that MICP EBITDA would be adjusted for the impact of lost revenue due to an OCI ship receipt delay and certain other miscellaneous expenses.
The following chart sets forth the MICP EBITDA levels at which various levels of incentive payout would become available to our named executive officers for 2012, with the bonus percentage amounts expressed as a percentage of the named executive officer's base salary for 2012. Between these points the payout is calculated on a sliding straight line basis. There is no maximum bonus for the named executive officers and the sliding straight line allocation between 91.7% and 100% will be applied to MICP EBITDA over 100% of performance target.

Name	Percentage of MICP EBITDA goal Achieved	Annual Incentive Bonus Percentage
Frank J. Del Rio	74.9%	—%
	79.4%	13.7%
	91.7%	63.0%
	100.0%	100.0%
Kunal S. Kamlani	—%	—%
Mark S. Conroy	74.9%	—%
	79.4%	11.6%
	91.7%	53.6%
	100.0%	85.0%

PCH fiscal 2012 MICP EBITDA was 100% of our performance target. As a result, Frank J. Del Rio and Mark Conroy received an annual bonus equal to 100.0% and 85.0% of their base salaries, respectively.

Long-Term Equity Incentive Compensation
Certain of our named executive officers have been granted stock options pursuant to the 2008 Stock Option Plan of PCI (the “Prestige option plan”). Each option granted under the Prestige option plan represents the right to purchase one share of the common stock of PCI, which is our ultimate parent company.
Mr. Del Rio was not granted any options in 2012, in light of the significant option grants made in 2009 in connection with the signing of his employment agreement. However, a portion of his performance based options granted in 2010 were modified in 2012 as discussed below.
Mr. Kamlani is entitled to receive a time-based option grant in connection with his employment which vests in three cumulative and substantially equal installments on each of the first, second and third anniversaries of his employment.
For Mr. Conroy, as part of his Separation and Consulting Agreements entered into on November 9, 2012, all of his existing option grants were either canceled or forfeited; vested shares were canceled and unvested shares were forfeited as of such date.
The performance target for the performance-based options is the same as the MICP EBITDA target. As noted above, for 2012, the Compensation Committee recommended, and the Board approved, that MICP EBITDA would be adjusted for the impact of lost revenue due to an OCI ship receipt delay and certain other miscellaneous expenses. Of our named executive officers, the adjustment to the MICP EBITDA affected only Mr. Del Rio, as Mr. Kamlani was only granted time-based options and Mr. Conroy's options were forfeited in November 2012, prior to the MICP EBITDA adjustment. As a result of this adjustment, the performance criteria for Mr. Del Rio's performance-based options was met, and his options vested in full as of December 31, 2012.
Except as otherwise provided in a named executive officer's employment agreement, unvested options are generally forfeited upon a termination from service, although certain option holders will also become vested in their awards in connection with certain terminations of employment. For a discussion of vesting under specific termination scenarios, see the section titled, “Potential Payments upon Termination of Employment and Change of Control” below.
The following chart provides information concerning equity awards granted in 2012 to our named executive officers.

Name	Grant Date	Number of Performance Based Options (1)	Number of Time Based Options (2)
Frank J. Del Rio	—	(3)	—
Kunal S. Kamlani	4/13/12	—	600,000
Mark S. Conroy (4)	2/10/12	6,250	6,250

(1)
Represents performance-based options granted to such named executive officers in 2012 pursuant to the Prestige option plan. There is no threshold or maximum performance and the options are generally forfeited if the relevant performance target is not satisfied.

(2)
Represents time-based options granted to such named executive officers in 2012, pursuant to the Prestige option plan. The options vest and become exercisable in three cumulative and substantially equal installments at the end of each calendar year of the grant date, provided that the named executive officer remains continuously employed in active service with us.

(3)
Mr. Del Rio did not receive an option grant in 2012. However, the adjustment to his existing performance-based options described above resulted in an accounting charge equal to the increase in the fair value of the options as determined for accounting purposes under FASB ASC Topic 718, Stock Compensation.

(4)	Mark Conroy's 2012 granted options were canceled on November 9, 2012 when he signed his Separation and Consulting agreements.

Outstanding Equity Awards
At Fiscal 2012 Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank J. Del Rio	750,000	250,000 (1)	—	8.00	7/1/2017
	216,216	—	—	9.25	1/1/2018
Kunal S. Kamlani	200,000	400,000 (2)	—	4.87	2/18/2020
Mark S. Conroy	—	—	—	—	—

(1)
Options will vest and become exercisable on the fourth anniversary of the July 1, 2009 grant date, provided that the named executive officer remains continuously employed in active service with us or one of our subsidiaries.

(2)
Options will vest and become exercisable ratably on the second and third anniversary of the September employment anniversary date, provided that the named executive officer remains continuously employed in active service with us or one of our subsidiaries.

Potential Payments upon Termination of Employment and Change of Control
Pursuant to their employment agreements, each of our named executive officers is eligible to receive certain payments and benefits in connection with termination of employment under various circumstances. The potential benefits payable to our named executive officers in the event of termination of employment under various scenarios are described below.
Payments Made Upon Any Termination of Employment. Regardless of the manner in which a named executive officer's employment terminates, such named executive officer is entitled to receive amounts earned during the term of employment including accrued but unpaid base salary through the date of termination, accrued but unpaid incentive bonus for the year prior to the year of termination (except with respect to terminations for Cause, as defined in each employment agreement), unreimbursed employment-related expenses owed to the named executive officer under our policies and the value of any accrued benefits under any of our employee benefit programs (in accordance with the terms of such programs).
In addition to the accrued obligations, subject to an officer executing a release of claims in favor of the Company, the employment agreements provide for certain additional benefits to be paid in connection with a termination of employment under the circumstances described below:
Frank J. Del Rio
Upon Termination Without Cause or Good Reason. Mr. Del Rio will be entitled to receive: (i) a pro rata incentive cash bonus for the year of termination and (ii) accelerated vesting of the next tranche of each of the option grants scheduled to vest (if the board of directors determines in good faith that the then current progress towards the achievement of performance goals, if applicable, would result in the successful attainment of such goals).
Upon a Sale of the Company. If Mr. Del Rio is employed through the date of a change in control, or if he is terminated without cause or for good reason (each as defined below) during the ninety (90) day period preceding such change in control, he will be entitled to accelerated vesting of his option grants.
280G Tax Gross Up. Pursuant to his officer employment agreement, in the event that payments to or for the benefit of Mr. Del Rio relating to his termination of employment in connection with a change in control would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the aggregate amount of such payments will be increased so that, after the payment of taxes, he will be in the same position as he would have been had he not been required to pay such excise taxes.

Restrictive Covenants. Pursuant to his officer employment agreement, Mr. Del Rio may not disclose any of our confidential information at any time during or after employment. Additionally, Mr. Del Rio may not compete with our business for a post employment period of one year (two years if the employment terminates as a result of his voluntary termination without good reason) and may not solicit our employees for a post employment period of one year.
For purposes of Mr. Del Rio's employment agreement:
“Cause” means Mr. Del Rio's: (i) willful and continued failure to substantially perform his duties under his officer employment agreement after the board of directors delivers a written demand for substantial performance and such nonperformance has continued for more than thirty (30) days following such notice; (ii) willful misconduct or gross misconduct that has resulted in material injury to our financial interests or reputation; (iii) violation of our policies and procedures which in the reasonable discretion of the board of directors is grounds for termination of employment; (iv) material breach of the restrictive covenants; (v) act or omission which, if convicted by a court of law, would constitute a felony; or involves disloyalty, dishonesty, or insubordination; (v) act or omission which is an intentional violation of our written policies; (vi) act or omission which results in a breach of any term or condition of the officer employment agreement; or (viii) act or omission which has a material adverse effect on our reputation, business affairs or goodwill. In order for a termination to be for “cause,” such termination must be approved by not less than a majority of the entire membership of the board of directors at a meeting of the board of directors called and held for such purpose.
“Good Reason” means, without Mr. Del Rio's consent and after receipt from him of written notice stating the good reason event (i) any substantial adverse change in the nature or scope of Mr. Del Rio's responsibilities, authorities, powers, functions, or duties; (ii) an involuntary reduction in base salary or target incentive compensation; (iii) a breach by us of any material obligations under the officer employment agreement; and (iv) the relocation of the primary offices at which he is principally employed or the requirement that Mr. Del Rio be based anywhere other than our current location to more than sixty (60) miles therefrom on an extended basis, except for required business travel to an extent substantially consistent with his current business travel obligations. The Company has a 30 day cure right after receipt of written notice from Mr. Del Rio.
“Sale of the Company” is generally defined as in the Prestige option plan, described below.
Kunal S. Kamlani
Upon Termination due to Death or Disability. Mr. Kamlani will be entitled to receive: a pro rata incentive bonus for the year of termination, payable at the time incentive bonuses are paid to other employees.
Upon Termination Without Cause, Good Reason or Upon a Company Non-Renewal of the Employment Term. Mr. Kamlani will be entitled to receive: (i) a pro rata incentive bonus for the year of termination, payable at the time incentive bonuses are paid to other employees, (ii) accelerated vesting of all option grants, (iii) a severance payment equal to one year of his base salary plus $750,000, payable in substantially equal installments over six months, and (iv) all COBRA premium insurance charges for a period of one year post termination.
Upon a Change in Control. Mr. Kamlani will be entitled to accelerated vesting of his option grants.
Mark Conroy
Upon Termination Without Cause, Good Reason or Upon a Company Non-Renewal of the Employment Term. Mr. Conroy was entitled to receive: (i) pro rata incentive bonus for the year of termination, payable at the time incentive bonuses are paid to other senior executives, (ii) a severance payment equal to the greater of one year of his base salary or the amount he would have received through the end of the term but for the termination, payable in a lump sum within ten days of termination, and (iii) all COBRA premium insurance charges for a period of one year post termination.
For purposes of Messrs. Kamlani and Conroy's employment agreements:
“Cause” generally means the officer, subject to certain cure rights, (i) is convicted of, or pleads guilty or no contest to, a felony; (ii) has engaged in fraud, or other acts of willful misconduct or dishonesty in the course of his duties; (iii) willfully fails to perform or uphold his duties under the officer employment agreement or willfully fails to comply with reasonable Board of Directors directives after his receipt of written notice of such failure; or (iv) any material breach of the restrictive covenant obligations under his officer employment agreement or any material breach of any other employment related contract.

“Good Reason” (constructive termination) generally means the officer's resignation after the occurrence of any of the following conditions: (i) any diminution in base salary or minimum bonus amount; (ii) a diminution in his authority, duties, or responsibilities; (iii) a relocation of his principal place of employment to outside the greater Miami, Florida area; or (iv) our material breach of his employment agreement. The officer must provide written notice of the condition claimed to constitute grounds for good reason within sixty (60) days of the initial existence of such condition and the Company has a thirty (30) day cure right after receiving such written notice. Additionally, the termination of employment must occur within one hundred and twenty (120) days following the initial existence of the condition claimed to constitute grounds for good reason.
Restrictive Covenants. Both Messrs. Kamlani and Conroy may not disclose any of our confidential information at any time during or after employment and may not compete with our business or solicit our employees or customers for a period of one year post employment.
Equity Incentive Plan Awards - Prestige option plan
Under the terms of the Prestige option plan, if there is a change in control of the Company, each named executive officer's outstanding options granted under the plan will generally become fully vested and exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement of such options. The Compensation Committee however has authority to accelerate vesting in such circumstances as it may deem appropriate.
“Sale of the Company” is defined as the consummation of (i) the transfer (in one or a series of related transactions) of all or substantially all of the consolidated assets of PCI and its subsidiaries, taken as a whole, to a person or a group of persons acting in concert (other than a subsidiary or subsidiaries of PCI), (ii) the transfer (in one or a series of related transactions) of the outstanding equity securities (including (A) any equity securities issued to Apollo upon exercise of the Apollo stock options and (B) any equity securities issued to the Non-Apollo Holders upon exercise of the Non-Apollo Holder Stock Options) to one person or a group of persons acting in concert, or (iii) the merger or consolidation of PCI with or into another person, in the case of clauses (ii) and (iii) above, under circumstances in which (x) the holders of a majority of the voting power of the outstanding equity securities of PCI immediately prior to such transaction (collectively, the “Majority Holder”) own less than a majority in voting power of the outstanding equity securities of PCI or equity securities of the surviving or resulting person or acquirer, as the case may be, immediately following such transaction and (y) immediately following such transaction, a person (other than the Majority Holder) owns at least a majority in voting power of the outstanding equity securities of PCI or equity securities of the surviving or resulting person or acquirer, as the case may be. A sale (or multiple related sales) of one or more subsidiaries of PCI (whether by way of merger, consolidation, reorganization or sale of all or substantially all assets or securities) which constitutes all or substantially all of the consolidated assets of PCI will be deemed a “Sale of the Company.” For the avoidance of doubt, an underwritten public offering of the securities of PCI or any of its subsidiaries shall in no event constitute a “Sale of the Company.”
Subject to any accelerated vesting that may apply in the circumstances in connection with certain terminations of employment, as detailed above, unvested options are generally forfeited and immediately terminate upon a termination of employment. Under the terms of the Prestige option plan, upon a change in control of the Company, each named executive officer's outstanding options granted under the plan will generally become fully vested and exercisable.

Director Compensation

Our non-executive directors who hold a status as an investment professional of Apollo or a partner or senior partner with Apollo do not receive any annual retainer, meeting, committee or chair fees. Additionally, there are no automatic annual equity grants, rather grants are made from time to time as determined by our Board and the last such grant was in 2010. Those non-executive directors that do not hold a status of investment professional of Apollo or partner or senior partner with Apollo receive an annual director fee of $50,000 or 5,000 stock options, at their discretion.

The following table sets forth information for compensation earned in fiscal year 2012 by our non-executive directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Adam M. Aron (3)	—	863		$863
Kevin E. Crowe (4)	—	863	(2)	$863
Russell W. Galbut (4)	—	9,206		$9,206
Daniel M. Holtz (3) (4)	50,000	863		$50,863
Steve Martinez (3)	—	863	(2)	$861
Eric L. Press	—	863	(2)	$861

(1)     In the case of Mr. Galbut, this represents the aggregate grant date fair value of options granted to him in 2012, computed in accordance with FASB ASC Topic 718, Stock Compensation, disregarding any estimates of forfeitures related to service-based vesting conditions. The other non-executive directors did not receive an option grant in 2012. However, the adjustment to their existing performance-based options as described in the section titled "Long Term Equity Incentive Compensation" resulted in an accounting charge equal to the increase in the fair value of the options as determined for accounting purposes under FASB ASC Topic 718, Stock Compensation.

(2)    In the case of Messrs. Crowe, Press and Martinez, the stock options were not granted to the director individually, but were granted to Apollo in recognition of the directors’ service on our Board. Although each of Messrs. Crowe, Press, and Martinez may be deemed a beneficial owner of our equity interests beneficially owned by Apollo through PCI due to his status as an investment professional with Apollo or a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such shares.

(3)     Each of the above directors is a member of the Compensation Committee.

(4)    Each of the above directors is a member of the Audit Committee.

The outstanding stock options held by our directors on December 31, 2012 are set forth below:

Name
Adam M. Aron	98,388
Kevin E. Crowe (1)	10,000
Russell W. Galbut	28,000
Daniel M. Holtz	15,000
Steve Martinez (1)	15,000
Eric L. Press (1)	15,000

(1)    In the case of Messrs. Crowe, Press and Martinez, stock options are not held by the director individually, but held by
Apollo in recognition of the directors’ service on our Board. Although each of Messrs. Crowe, Press, and Martinez may be deemed a beneficial owner of our equity interests beneficially owned by Apollo through PCI due to his status as an investment professional with Apollo or a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of the equity interests of Seven Seas Cruises S. DE R.L, as of December 31, 2012, and shows the number of shares and percentage owned by:

•	each person known to us to beneficially own more than 5% of the equity interests of Seven Seas Cruises S. DE R.L;

•	each current administrator of Seven Seas Cruises S. DE R.L;

•	each named executive officer of Seven Seas Cruises S. DE R.L; and

•	all of the administrators and named executive officers of the Seven Seas Cruises S. DE R.L as a group.
PCH indirectly owns 100% of our equity interests. PCI owns 100% of the capital stock of PCH. Our sponsor, other investors and certain members of our management own their equity interests in us through their ownership of capital stock of PCI. Additional information with respect to PCI, PCH and their relationship with us is provided under the caption “Certain Relationships and Related Party Transactions.”
The amounts and percentages of the equity interests of Seven Seas Cruises S. DE R.L. beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Number and Percent of Shares Beneficially Owned
Name of Beneficial Owner:	Number	Percent
Apollo Management Holdings, L.P. (1)	42,303,075	79.5%
Kevin E. Crowe (1)(2)(3)	—	*
Eric L. Press (1)(2)	—	*
Steve Martinez (1)(2)	—	*
Adam Aron (1)(4)	98,388	*
Frank J. Del Rio (5)	2,359,187	4.4%
Russell W. Galbut (6)	1,652,972	3.1%
Daniel M. Holtz (7)	254,245	*
Kunal S. Kamlani (8)	200,000	*
All Administrators and Named Executive Officers as a group (8 persons)	4,564,792	8.6%

*	Less than 1%

(1)
Represents indirect ownership of SSC attributable to (i) ownership of capital stock of PCI by AAA Guarantor—Co-Invest VI, L.P. (“AAA Co-Invest VI”), AIF VI Euro Holdings, L.P. (“AIF VI Euro Holdings”), AAA Guarantor—Co-Invest VII, L.P. (“AAA Co-Invest VII”) and AIF VII Euro Holdings, L.P. (“AIF VI Euro Holdings,” and together with AAA Co-Invest VI, AIF VI Euro Holdings and AAA Co-Invest VII, the “Apollo Funds”), and (ii) options to purchase shares of common stock of PCI held by PCI Investco I, Inc., PCI Investco II, Inc., PCI Investco III, Inc., and PCI Investco IV, Inc. (collectively, the “PCI Investco Entities”). The Apollo Funds are affiliates of Apollo and are each managed by affiliates of Apollo Management Holdings, L.P. The general partner of Apollo Management Holdings, L.P. is Apollo Management Holdings GP, LLC. The sole member and manager of Apollo Management Holdings GP, LLC is an affiliate of Apollo. The PCI Investco Entities are affiliates of the Apollo Funds and of Apollo. The number of shares reported as beneficially owned by Apollo Management Holdings, L.P. in the above table includes options to purchase 45,000 shares of common stock of PCI issued to certain affiliates of Apollo Management Holdings, L.P. under the Prestige option plan in connection with consulting services provided to PCI or its subsidiaries by such affiliates which have vested. The address of each of AAA Co-Invest VI and AAA Co-Invest VII is Trafalgar Court, Les Banques, GY1 3QL, St. Peter Port, Guernsey, Channel Islands. The address of each of AIF VI Euro Holdings and AIF VII Euro Holdings is c/o Walkers Corporate Services Limited, P.O. Box 908-GT, Walker House, 87 Mary Street, George Town,

Grand Cayman, KY1-9005. The address of the PCI Investco Entities is c/o Arias, Fabrega & Fabrega, P.H. Plaza 2000 Building, 16th Floor, 50th Street, Panama, Republic of Panama. The address of each of Apollo Management Holdings, L.P. and Apollo Management Holdings GP, LLC is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, New York.

(2)
Although each of Messrs. Crowe, Press, and Martinez may be deemed a beneficial owner of equity interests of SSC beneficially owned by Apollo through PCI due to his status as an investment professional with Apollo or a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such shares. The address of Messrs. Crowe, Press, and Martinez is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)	Mr. Crowe replaced Anthony Civale as an administrator of SSC and a director of PCI and PCH in December 2009.

(4)
Although Mr. Aron may be deemed a beneficial owner of equity interests of SSC beneficially owned by Apollo through PCI due to his status as a consultant of Apollo, he disclaims beneficial ownership of any such shares. The address of Mr. Aron is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Includes options to purchase 15,000 shares of common stock of PCI issued to Mr. Aron under the Prestige option plan in connection with his service on the boards of directors of PCI and PCH and options to purchase 83,388 shares of common stock of PCI issued to World Leisure Partners, Inc., a corporation owned and controlled by Mr. Aron, under the Prestige option plan which have vested.

(5)
Represents indirect ownership of SSC attributable to Mr. Del Rio’s ownership of capital stock of PCI. Includes options to purchase 966,216 shares of common stock of PCI issued to Mr. Del Rio under the Prestige option plan which have vested. Does not include options to purchase 250,000 shares of common stock of PCI issued to Mr. Del Rio under the Prestige option plan which have not vested. The address of Mr. Del Rio is c/o Prestige Cruise Holdings, Inc., 8300 N.W. 33rd St., Miami, FL 33122.

(6)
Represents indirect ownership of SSC attributable to Mr. Galbut’s ownership of capital stock of PCI. Includes options to purchase 14,001 shares of common stock of PCI issued to Mr. Galbut under the Prestige option plan in connection with his service on the boards of directors of PCI and PCH which have vested. Does not include options to purchase 8,999 shares of common stock of PCI issued to Mr. Galbut under the Prestige option plan which have not vested. The address of Mr. Galbut is c/o Prestige Cruise Holdings, Inc., 8300 N.W. 33rd St., Miami, FL 33122.

(7)
Represents indirect ownership of SSC attributable to Mr. Holtz’s ownership of capital stock of PCI. Includes options to purchase 28,000 shares of common stock of PCI issued to Mr. Holtz under the Prestige option plan in connection with his service on the boards of directors of PCI and PCH which have vested. The address of Mr. Holtz is c/o Prestige Cruise Holdings, Inc., 8300 N.W. 33rd St., Miami, FL 33122.

(8)
Includes options to purchase 200,000 shares of common stock of PCI issued to Mr. Kamlani under the Prestige option plan in connection with his service on the boards of directors of PCI and PCH which have vested. Does not include options issued to Mr. Kamlani to purchase 400,000 shares of common stock of PCI issued to Mr. Kamlani under the Prestige option plan which have not vested. The address of Mr. Kamlani is c/o Prestige Cruise Holdings, Inc., 8300 N.W. 33rd St., Miami, FL 33122.

Item 13. Certain Relationships and Related Party Transactions
Review and Approval of Related Party Transactions
Our management is responsible for the review and approval of all related party transactions. We do not  have a written policy for review and approval of related party transactions. However, we believe management's review is fair, in line with industry standards and on similar terms as could have been obtained from an unaffiliated third party.
Master Services Agreement
On January 31, 2008, we entered into the Master Intercompany Services Agreement (the “Master Services Agreement”) with other direct and indirect subsidiaries of PCI and PCH by which we, as a “Service Provider” and a “Service Recipient,” would provide to certain counterparties to the Master Services Agreement and receive from certain counterparties to the Master Services Agreement, respectively, the following services on arm’s length terms:

•	Administrative Services (including, but not limited to, support services, treasury services, tax services, legal services, and accounting services);

•	Sales and Marketing Services;

•
Technical Services (including computer and software support, information security, infrastructure and corporate office communications, network services, application development and maintenance, and cross functional IT services); and,

•	Air Travel Services.
Recipients under the Master Services Agreement agree to bear the net costs (equal to the direct costs plus indirect costs and including associated personnel costs) of services received. All invoices that related to activity involving us and one or more of our affiliated companies were directly recorded in each entity upon receipt of the invoice. Therefore, we received no separate cost allocations in 2011 and 2012. In addition to the above, as of December 31, 2012 and 2011, amounts received on our behalf by an affiliated entity included in accounts receivable were $1.8 million and $0.7 million, respectively.
Credit Card Processing Agreement
Oceania Cruises (Ireland) Limited is a 100%-owned subsidiary of our sister company Oceania Cruises, Inc. and its principal activity is to process certain credit card transactions on behalf of Oceania Cruises and certain affiliated companies (including Regent Seven Seas), either alone or jointly, with others, or by or through agents, brokers or subcontractors.
During 2011, we changed our credit card processor and, as a result, only a limited amount of credit card transactions are being processed by Oceania Cruises (Ireland) Limited. As of December 31, 2012 and 2011, fees of $0.1 million and $4.9 million respectively, were paid to Oceania Cruises (Ireland) Limited.
Stockholders’ Agreement
On May 18, 2009, the stockholders’ agreement (the “Prestige Stockholders’ Agreement”) of PCI, our ultimate parent company, was amended and restated. The Prestige Stockholders’ Agreement governs certain aspects of the relationship between PCI and its security holders. The Prestige Stockholders’ Agreement, among other things, provides for the following:

•
it restricts the ability of certain non-Apollo security holders of PCI to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, PCI’s common stock or of all or part of the voting power associated with the common stock;

•	it gives PCI a right of first refusal under certain circumstances in the event that a non-Apollo security holder of PCI proposes to transfer stock of PCI;

•	it gives non-Apollo security holders of PCI pre emptive rights to participate equitably in offers to purchase equity securities issued by PCI, pursuant to certain considerations;

•
the non-Apollo security holders of PCI agree to consent to the sale of more than 50% of the equity securities of PCI or substantially all of its assets to a third party if such sale is approved by the board of directors of PCI, and to sell their stock of PCI if so required;

•	it gives the non-Apollo security holders the right to participate in certain transfers of stock of PCI by Apollo other than to an affiliate or certain other exempt transfers;

•
it gives Apollo the right to appoint four directors to the board of directors of PCI and its subsidiaries and restricts the size of the boards of directors of PCI and its subsidiaries to seven directors; and

•	it permits those holders of PCI’s common stock to include their shares in a registration statement filed by PCI with respect to any offering of common stock by PCI.

This “piggyback” right is subject to customary cutback provisions, and furthermore, those employee-holders of our common stock will be subject to customary lock-up provisions in connection with their participation in any such offering.
The Prestige Stockholders’ Agreement terminates with respect to all rights or obligations related to PCI’s common stock upon the earliest to occur of (i) PCI’s dissolution, (ii) an underwritten public offering of PCI’s equity securities pursuant to which the aggregate offering price of the equity securities sold in such offering is at least $75 million in gross proceeds, (iii) the transfer of all or substantially all of PCI’s assets to a person or group other than a subsidiary of PCI, (iv) the transfer to a person or group of the outstanding equity securities of PCI to a person or group, or (v) the merger or consolidation of PCI with or into another entity, in the case of clauses (iv) and (v) under circumstances in which the holders of a majority of the voting power of PCI’s outstanding equity securities immediately prior to such transaction own less than a majority in voting power of PCI’s outstanding equity securities immediately following such transaction and immediately following such transaction another person owns at least a majority in voting power of PCI’s outstanding equity securities.
Director Independence
We are not subject to New York Stock Exchange (“NYSE”) listing requirements. As such, the Board has not made any affirmative determinations regarding material relationships, if any, we have with our Directors. As of December 31, 2012, none of our non-employee directors qualified as independent directors as defined in Section 303A of the NYSE's Listed Company Manual.

Item 14. Principal Accountant Fees and Services

The aggregate fees we paid to PricewaterhouseCoopers LLP for audit services in connection with the consolidated financial statements, reports for fiscal year 2012 and 2011 and for other services during fiscal years 2012 and 2011 were:

(in thousands)	2012	2011
Audit Fees	$634	$554
Audit Related Fees	388	45
Tax Fees	20	—
Total	$1,042	$599

“Audit Fees” are fees for (a) the audit of our consolidated financial statements; (b) the review of the interim condensed consolidated financial statements included in quarterly reports; (d) services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation; and (e) consultations concerning financial accounting and reporting standards.
“Audit-Related Fees” are fees for assurance and other services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services include (a) employee benefit plan audits; (b) auditing work on proposed transactions; (c) attest services that are not required by statute or regulation; and (d) consultations concerning financial accounting and reporting standards that do not impact the annual audit.
"Tax Fees" are tax compliance/preparation and other tax services. Tax compliance/preparation consist of fees for professional services related to (a) federal, state and international tax compliance; assistance with tax audits and appeals; (c) expatriate tax services; and (d) assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees for other miscellaneous tax consulting and planning.
There were no fees for other services not included above.
In selecting PricewaterhouseCoopers as our independent auditors for the fiscal year ending December 31, 2012, the Audit Committee considered whether services other than audit and audit-related services provided by PricewaterhouseCoopers are compatible with the firm’s independence.
The Audit Committee pre-approves all audit and permissible non-audit services provided by PricewaterhouseCoopers, including audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the committee may also pre-approve particular services on a case-by-case basis. The committee has delegated pre-approval authority to its chairman. Under this delegation, the chairman must report any pre-approval decision by him to the committee. The committee pre-approved all such audit, audit-related and permissible non-audit services in 2012 and 2011 in accordance with these procedures.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with "Item 8—Financial Statements and Supplementary Data" and are included beginning on page F-1 of this Annual Report on Form 10-K.

(2) Financial Schedules

None.

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: March 8, 2013	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: March 8, 2013	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Corporate Charter of Seven Seas Cruises S. DE R.L. (f/k/a Classic Cruises Holdings S. DE R.L.), dated as of November 7, 2007.	S-4	3.1	11/30/2011

4.1	Indenture, dated as of May 19, 2011, by and among Seven Seas Cruises S. DE R.L., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent.	S-4	4.1	11/30/2011

4.2	Form of Exchange Note	S-4	4.2	11/30/2011

4.3	Registration Rights Agreement, dated May 19, 2011, by and among Seven Seas Cruises S. DE R.L., the guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein.	S-4	4.3	11/30/2011

4.4	Intercreditor Agreement, dated as of May 19, 2011, by and among HSBC Bank PLC, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), Seven Seas Cruises S. DE R.L., Mariner LLC, Celtic Pacific (UK) Two Limited, Supplystill Limited, and each subsidiary of Seven Seas Cruises S. DE R.L. that becomes a party thereto.	S-4	4.4	11/30/2011

4.5	Second Lien Collateral Agreement, dated as of May 19, 2011, among Mariner LLC, Celtic Pacific (UK) Two Limited, Supplystill Limited and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB).	S-4	4.5	11/30/2011

10.1	Credit Agreement, dated as of January 31, 2008, among Prestige Cruise Holdings, Inc., Classic Cruises Holdings S. DE R. L., Radisson Seven Seas (France), Celtic Pacific (UK) Two Limited, Supplystill Limited, the subsidiary guarantors named therein, the lenders party therein, HSCB Bank PLC, as administrative agent and collateral agent, and the other parties named therein.	S-4	10.1	11/30/2011

10.2	First Amendment to Credit Agreement, dated as of December 22, 2009, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. de R.L. (f/k/a Classic Cruises Holdings S. de R.L.), Radisson Seven Seas (France), Celtic Pacific (UK) Two Limited, Supplystill Limited, the subsidiary guarantors named therein, the lenders party thereto from time to time, HSBC BANK PLC, as administrative agent and collateral agent, and the other parties named therein.	S-4	10.2	11/30/2011

10.3	First Lien Omnibus Assignment, Assumption and Amendment Agreement, dated as of November 10, 2010, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. de R.L., (f/k/a Classic Cruises Holdings S. de R.L.), Radisson Seven Seas (France) SNC, Mariner, LLC, Celtic Pacific (UK) Two Limited, Supplystill Limited, Regent Seven Seas Cruises UK Limited, Celtic Pacific (UK) Limited, SSC (France) LLC, HSBC BANK PLC, as administrative agent and collateral agent and the other parties named therein.	S-4	10.3	11/30/2011

10.4	First Lien Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 14, 2011, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. de R.L. (f/k/a Classic Cruises Holdings S. de R.L.), Celtic Pacific (UK) Two Limited, Supplystill Limited, Navigator Vessel Company, LLC, Voyager Vessel Company, LLC, Mariner, LLC, Regent Seven Seas Cruises UK Limited, Celtic Pacific (UK) Limited, SSC (France) LLC, HSBC BANK PLC, as administrative agent and collateral agent and the other parties named therein.	S-4	10.4	11/30/2011

10.5	Master Intercompany Services Agreement, dated as of January 31, 2008, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. DE R.L. (f/k/a Classic Cruises Holdings S. DE R.L.), Oceania Cruises, Inc., Oceania Cruises Ireland LTD, and Prestige Cruises Air Services, Inc.	S-4/A	10.5	3/1/2012

10.6	Amended and Restated Executive Employment Agreement, dated as of July 1, 2009, among Oceania Cruises, Inc., Prestige Cruises International, Inc. and Frank J. Del Rio.	S-4/A	10.6	3/1/2012

10.7	Executive Employment Agreement, dated as of January 1, 2009, between Prestige Cruise Services, LLC and Robin Lindsay.	S-4/A	10.7	3/1/2012

10.8	Executive Employment Agreement, dated as of January 1, 2011, between Prestige Cruise Services, LLC and Jason Montague.	S-4/A	10.8	3/1/2012

10.9	Employment Agreement, dated as of February 1, 2011, among Prestige Cruise Services, LLC, Prestige Cruises International, Inc. and Mark Conroy.	S-4/A	10.9	3/1/2012

10.10	Employment Agreement, dated as of June 17, 2011, among Oceania Cruises, Inc., Prestige Cruise Holdings, Inc. and Kunal Kamlani.	S-4/A	10.10	3/1/2012

10.11	2008 Stock Option Plan of Prestige Cruises International, Inc., adopted as of December 7, 2007.	S-4/A	10.11	3/1/2012

10.12	Form of Incentive Stock Option Agreement of Prestige Cruises International, Inc.	S-4/A	10.12	3/1/2012

10.13	Credit Agreement, dated August 12, 2012, among Classic Cruises, LLC and Classic Cruises II, LLC, Seven Seas Cruises S. DE R.L. and SSC Finance Corp., Deutsche Bank as Administrative Agent and as Collateral Agent, the other parties named therein.	10-Q	10.13	11/8/2012

10.14
Amendment No. 1 to Credit Agreement, dated February 1, 2013, among Classic Cruises, LLC, Classic Cruises II, LLC, Seven Seas Cruises S. DE R.L., SSC Finance Corp., Deutsche Bank AG, as Administrative Agent and as Collateral Agent and the other parties named therein.
X

10.15	Separation Agreement, dated as of November 9, 2012, between Prestige Cruise Services, LLC and Mark Conroy.				X

10.16	Independent Contractor Agreement, dated as of November 9, 2012, between Prestige Cruise Services, LLC and Mark Conroy.				X

21.1	List of Subsidiaries				X

Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X

XBRL Documents
101.INS	XBRL Instance Document *				X
101.SCH	XBRL Taxonomy Schema *				X
101.CAL	XBRL Taxonomy Calculation Linkbase *				X
101.DEF	XBRL Taxonomy Definition Linkbase *				X
101.LAB	XBRL Taxonomy Label Linkbasev *				X
101.PRE	XBRL Taxonomy Presentation Linkbase *				X
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SEVEN SEAS CRUISES S. DE R.L.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Members of
Seven Seas Cruises S. DE R.L. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, members' equity and cash flows present fairly, in all material respects, the financial position of Seven Seas Cruises S. DE R.L. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 8, 2013

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$99,857	$68,620
Restricted cash	—	743
Trade and other receivables, net	7,279	8,319
Related party receivables	1,798	748
Inventories	6,572	5,132
Prepaid expenses	17,828	19,149
Other current assets	2,692	4,165
Total current assets	136,026	106,876
Property and equipment, net	637,324	655,360
Goodwill	404,858	404,858
Intangible assets, net	83,556	86,120
Other long-term assets	32,950	30,576
Total assets	$1,294,714	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$4,483	$5,752
Related party payables	131	—
Accrued expenses	43,733	41,782
Passenger deposits	169,463	159,312
Derivative liabilities	278	112
Current portion of long-term debt	—	—
Total current liabilities	218,088	206,958
Long-term debt	518,358	518,500
Other long-term liabilities	9,635	13,694
Total liabilities	746,081	739,152
Commitments and contingencies
Members' equity
Contributed capital	564,372	563,365
Accumulated deficit	(15,739)	(18,727)
Total members' equity	548,633	544,638
Total liabilities and members' equity	$1,294,714	$1,283,790

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenue
Passenger ticket	$477,606	$437,582	$400,368
Onboard and other	51,529	48,313	48,873
Total revenue	529,135	485,895	449,241

Cruise operating expense
Commissions, transportation and other	185,446	150,580	124,671
Onboard and other	12,811	12,035	12,640
Payroll, related and food	78,150	73,098	69,415
Fuel	42,573	40,592	32,240
Other ship operating	43,707	38,524	39,067
Other	9,153	14,044	6,479
Total cruise operating expense	371,840	328,873	284,512
Other operating expense
Selling and administrative	75,061	72,279	77,376
Depreciation and amortization	40,624	39,222	36,523
Total operating expense	487,525	440,374	398,411
Operating income	41,610	45,521	50,830

Non-operating income (expense)
Interest income	434	222	100
Interest expense	(36,287)	(31,497)	(38,753)
Other income (expense)	(2,674)	(2,928)	(130)
Total non-operating expense	(38,527)	(34,203)	(38,783)
Income before income taxes	3,083	11,318	12,047
Income tax benefit (expense)	(95)	139	(292)
Net income	2,988	11,457	11,755

Other comprehensive income, net of tax:
Gain on change in derivative fair value	—	2,814	8,911
Total comprehensive income	$2,988	$14,271	$20,666

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(in thousands)

	Contributed capital	Accumulated deficit	Accumulated other comprehensive loss	Total members' equity

Balances at December 31, 2009	$558,338	$(41,939)	$(11,725)	$504,674
Net income	—	11,755	—	11,755
Gain related to changes in derivative fair value	—	—	8,911	8,911
Capital contributions	1,988	—	—	1,988
Modification of liability classified awards to equity	86	—	—	86
Stock-based compensation	2,154	—	—	2,154
Balances at December 31, 2010	562,566	(30,184)	(2,814)	529,568
Net income	—	11,457	—	11,457
Gain related to changes in derivative fair value	—	—	2,814	2,814
Stock-based compensation	799	—	—	799
Balances at December 31, 2011	563,365	(18,727)	—	544,638
Net income	—	2,988	—	2,988
Stock-based compensation	1,007	—	—	1,007
Balances at December 31, 2012	$564,372	$(15,739)	$—	$548,633

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$2,988	$11,457	$11,755
Adjustments:
Depreciation and amortization	40,624	39,222	36,523
Amortization of deferred financing costs	2,803	3,456	4,099
Accretion of debt discount	510	424	—
Stock-based compensation	1,007	799	2,154
Unrealized (gain) loss on derivative contracts	(907)	732	728
Loss on disposals of property and equipment	303	1,174	—
Loss on early extinguishment of debt	4,487	7,502	—
Other, net	(190)	(115)	(146)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(15)	5,520	(2,588)
Prepaid expenses and other current assets	1,350	(5,861)	(3,913)
Inventories	(1,440)	(2,796)	(540)
Accounts payable and accrued expenses	1,817	1,878	(6,428)
Passenger deposits	8,540	12,286	9,213
Net cash provided by operating activities	61,877	75,678	50,857
Cash flows from investing activities
Purchases of property and equipment	(21,679)	(31,017)	(18,853)
Change in restricted cash	512	(16,668)	3,020
Acquisition of intangible assets	—	(4,443)	—
Net cash used in investing activities	(21,167)	(52,128)	(15,833)
Cash flows from financing activities
Repayment of debt	(297,250)	(208,286)	(25,000)
Net proceeds from the issuance of debt	297,000	225,000	—
Debt issuance costs	(7,250)	(7,393)	—
Deferred payment to acquire intangible asset	(2,000)	—	—
Costs associated with the early extinguishment of debt	(76)	(1,393)	—
Capital contributions	—	—	19
Net cash (used in) provided by financing activities	(9,576)	7,928	(24,981)
Effect of exchange rate changes on cash and cash equivalents	103	(116)	(539)
Net increase in cash and cash equivalents	31,237	31,362	9,504
Cash and cash equivalents
Beginning of period	68,620	37,258	27,754
End of period	$99,857	$68,620	$37,258

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.General
Description of Business
Seven Seas Cruises S. DE R.L. (“SSC”, “we” or “our”) is a Panamanian sociedad de responsibilidad limitada organized on November 7, 2007, and is owned by Classic Cruises, LLC (“CCL I”) and Classic Cruises II, LLC (“CCL II”). CCL I and CCL II are Delaware companies and each company owns 50% of SSC. Prestige Cruise Holdings, Inc. (“PCH”) owns both CCL I and CCL II. PCH is a 100%-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. (“PCI”). PCI is controlled by funds affiliated with Apollo Global Management, LLC ("Apollo"). We commenced operations on February 1, 2008 upon the consummation of the Regent Seven Seas acquisition when we acquired substantially all the assets of Regent Seven Seas Cruises, Inc. (the “Regent Seven Seas Transaction”).
Basis for Preparation of Consolidated Financial Statements
The accompanying consolidated financial statements include the accounts of SSC and its 100%-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. All inter-company balances and transactions have been eliminated in consolidation.
Note 2.  Summary of Significant Accounting Policies
Accounting Policies
We follow accounting standards established by the Financial Accounting Standards Board (“FASB”) in our reporting of financial condition, results of operation, and cash flows. References to Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.
Use of Estimates
The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, accrued liabilities, intangibles, goodwill, and stock-based compensation. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
As of December 31, 2012 and 2011, restricted cash totaled $20.2 million and $20.7 million, respectively, of which $0.0 million and $0.7 million, respectively, is included in current assets and is related to agreements with our credit card service providers that require us to escrow a certain percentage of passenger deposits. The December 31, 2012 and 2011 balances include $20.2 million and $20.0 million respectively, classified within ‘other long-term assets, related to required collateral to secure obligations under the Federal Maritime Commission (“FMC”), credit card processing agreements and surety bonds for our sales office located in the United Kingdom.
As of December 31, 2012 and 2011, we had outstanding and undrawn letters of credit of $20.0 million. These agreements are collateralized by the restricted cash and automatically renew each year.
In 2011, we entered into an agreement with a new credit card service provider. Under the terms of this new agreement, we are required to escrow a certain percentage of passenger deposits if our parent company exceeds certain specified ratios relating to liquidity, long-term debt to EBITDA (as defined in the credit agreement) and fixed coverage charges. As of December 31, 2012 and 2011, we had no funds in escrow under this agreement.

Trade and Other Accounts Receivable
As of December 31, 2012 and 2011, trade accounts receivable primarily consisted of $4.2 million and $5.0 million, respectively, for processed credit card transactions in transit and $3.8 million and $3.2 million, respectively, for onboard receivables from concessionaires and passengers. As of December 31, 2012 we had a bad debt allowance of $0.1 million. There was no allowance for bad debts as of December 31, 2011.
As of December 31, 2012 and 2011, other accounts receivable was $1.0 million and $0.1 million, respectively.
Inventories
Inventories consist of hotel consumables, medical supplies, deck and engine supplies, and fuel and oil on-board the ships and are carried at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Improvement costs that add value to our ships are capitalized as additions to the ship and depreciated over the lesser of the ships’ remaining service lives or the improvements’ estimated useful lives. The remaining estimated cost and accumulated depreciation (i.e. book value) of replaced or refurbished ship components are written off and any resulting losses are recognized in the consolidated statements of operations.
Depreciation of the ships is computed net of projected residual values of 15% using the straight-line method over their original estimated service lives of 30 years. Depreciation of property and equipment not associated with the ships is computed using the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Capitalized vessel improvement costs have a useful life of 1 to 20 years. Spare parts for the ships are classified as property and equipment in the consolidated balance sheets. Property under capital lease is initially recorded at the lower of the present value of minimum lease payments or fair value. Depreciation expense attributed to property under capital leases is included within depreciation and amortization expense in the consolidated statements of operations.
Dry-dock costs are scheduled maintenance activities that require the ships to be taken out of service and are expensed as incurred. Dry-docks are required to maintain each vessel’s Class certification and are necessary for our ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Typical dry-dock costs include dry docking fees and wharfage services provided by the dry dock facility, hull inspection and certification related activities, external hull cleaning and painting below the waterline including pressure cleaning and scraping, additional below the waterline work such as maintenance and repairs on propellers and replacement of seals, cleaning and maintenance on holding tanks and sanitary discharge systems, related outside contractor services including travel and related expenses and freight and logistics costs related to dry-dock activities. Repair and maintenance activities are charged to expense as incurred.
Debt Issuance Costs
Debt issuance costs, primarily loan origination and related fees, are deferred and amortized over the term of the related debt. During 2012, we recorded $6.8 million in debt issuance costs related to the refinancing of our first lien credit agreement. During 2011, we recorded $7.8 million in debt issuance costs related to the senior secured notes issued in May 2011. We recorded no new debt issuance costs during 2010. Deferred debt issuance costs are amortized to income using the effective interest method and are included net of amortization within other current assets and other assets in the accompanying consolidated balance sheets.
During 2012, in connection with the refinancing of our first lien credit agreement we wrote off $4.4 million in previously recorded deferred financing costs. Approximately $6.1 million of previously recorded deferred financing costs were written off in 2011 in connection with the payment of the outstanding second lien term loan. These costs are included within other income (expense) in the consolidated statements of operations (see Note 5).
Amortization expenses related to deferred debt issuance costs totaled $2.8 million, $3.5 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in interest expense in the consolidated statements of operations.

Goodwill
We record goodwill as the excess of the purchase price over the estimated fair value of net assets acquired, including identifiable intangible assets. Goodwill associated with the Regent Seven Seas Transaction is attributable to numerous factors including providing us with entry into the luxury cruise line business with a developed workforce who had knowledge in the luxury cruise business, a fully developed travel agent distribution network, positive past passenger experiences and a developed business plan with proven performance. We assess goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently when events or circumstances dictate.
In 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We would perform the two-step test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to step one of the quantitative test. The impairment review for goodwill consists of a two-step process of first determining the fair value of the Reporting Unit and comparing it to the carrying value of the net assets allocated to the Reporting Unit. If the fair value of the Reporting Unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the Reporting Unit is less than the carrying value of its net assets, the implied fair value of the Reporting Unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.
Identifiable Intangible Assets
We have acquired certain intangible assets of which value has been assigned to them based on our estimates. Intangible assets that have an indefinite life are not amortized, but are subject to an annual impairment test, or more frequently, when events or circumstances change.
In 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform a qualitative analysis prior to the quantitative impairment test for indefinite-lived intangible assets, other than goodwill. If this analysis does not result in a more likely than not conclusion that impairment exists, then no further action is required. The indefinite-life intangible asset quantitative impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives or based on the assets pattern of cash flows. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market and operational factors.
Derivatives and Hedging Activities
We enter into various hedge contracts to manage and limit our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. We record our derivatives as assets and liabilities and recognize these hedges at estimated fair market value. If the derivative does not qualify as a hedge under these guidelines or is not designated as a hedge, changes in the fair market value of the derivative are recognized in other income (expense) in the consolidated statements of operations.
We designate at inception those derivatives which qualify for hedge accounting. These derivative instruments that hedge the variability of cash flows related to forecast transactions are designated as cash flow hedges. For these derivatives, the effective portion of the changes in the fair market value of the hedges are recognized as a component of accumulated other comprehensive income (loss) in the members’ equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the forecast transaction when it is settled. Any ineffective portion of the changes in the fair market value of the hedge is recognized as a component of other income (expense) in the consolidated statements of operations.
Cash flows for the hedging instruments are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flow subsequent to the date of discontinuance will be classified consistent with the nature of the instrument. To qualify for hedge accounting, the hedging relationship between the hedging instruments and hedged items must be highly effective over a period of time in achieving the offset of changes in cash flows attributable to the hedged risk at the inception date. On an ongoing basis, we assess whether the derivative used in the hedging transactions is highly effective in offsetting changes in cash flow of the hedge item. If it is determined that a derivative is no longer highly effective as a hedge, the change in fair value of the derivative is recognized in earnings immediately and reported in other income (expense) in the consolidated statements of operations.

Revenue and Expense Recognition
Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits and certain included passenger shipboard event costs. Also included is gross revenue for air and related ground transportation.
Onboard and Other Revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also, included in Onboard and Other Revenue are gross revenues from pre-and post-cruise hotel accommodations, shore excursions, land packages and related ground transportation.
Certain of our sales include free unlimited shore excursions (“FUSE”) or a free hotel stay or land package, which have no revenues attributable to them. The costs for FUSE and free hotel stays are included in commissions, transportation and other expenses in the consolidated statements of operations.

Cash collected in advance for future cruises is recorded as passenger deposit liabilities. Deposits for sailings traveling more than 12 months in the future are classified as long-term liabilities and included in other long-term liabilities in the consolidated balance sheets. We recognize the revenue associated with these cash collections when the sailing occurs. For cruises that occur over multiple months, the revenue is prorated and recognized proportionately in each month based on the overall length of the cruise. Cancellation fee revenues and associated commission expenses and travel insurance, if any, are recognized at the date of cancellation as it is both earned and realized.
Other ship operating expense includes port, deck and engine, certain entertainment-related expenses and hotel consumables expenses. Other expense consists primarily of dry dock, charter hire and ship insurance costs.
During 2012, we received insurance proceeds for repairs to one of our ships. In connection with this incident, approximately $0.7 million of insurance receivables were netted against related costs recorded in other ship operating expenses. There were no revenues in 2012 related to this incident as the losses exceeded the insurance recoverable.
In October 2010, one of our ships was unexpectedly taken out of service due to unplanned repairs. In connection with this incident, approximately $2.9 million of insurance recoveries in excess of refunds paid to passengers received from the insurance carrier were recorded as other revenues in the onboard and other revenue line item in the consolidated statements of operations. Additionally, approximately $5.9 million of insurance recoveries were netted against related costs of $3.7 million recorded in commissions, transportation and other expense, $0.2 million recorded in onboard and other expense and $2.0 million recorded in other operating expense in the consolidated statements of operations.
During 2010, we also received insurance proceeds for unplanned repairs to one of our ships. In connection with this incident, approximately $2.9 million of insurance recoveries were netted against related costs recorded in other ship operating expenses. There were no revenues in 2010 related to this incident as the losses exceeded the insurance recoverable.
Advertising Costs
Advertising costs are expensed as incurred and included in selling and administrative expense in the consolidated statements of operations. Advertising expense amounted to $23.0 million, $22.5 million and $22.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds its fair value. During 2012, 2011 and 2010 there have been no impairment charges recorded on our long-lived assets.

Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Transactions
The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar based on our primary economic environment. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions in other income (expense) in the consolidated statements of operations. For unsettled foreign currency transactions, gains and losses are recognized for changes between the transaction exchange rate and month-end exchange rate. Income and expense items are recorded at weighted-average exchange rates prevailing during the year.
Stock-Based Employee Compensation
Stock-based compensation expense is measured and recognized at fair value of employee stock option awards. We recognize compensation expense for all share-based compensation awards using the fair value method. Compensation expense for awards is recognized over the awards’ vesting periods.
For liability classified awards, we re-measure the fair value of the options at each reporting period until the award is settled. We estimate expected forfeitures when calculating compensation cost. If the actual forfeitures that occur are significantly different from the estimate, then we revise our estimates.
The fair value of each stock option is estimated on grant date using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The expected volatility is based on a combination of historical volatility for peer companies. The risk-free interest rate is based on U.S. Treasury securities with a remaining term equal to the expected option’s life at grant date. The expected term is based on the average of contractual life, vested period of the options and expected employee exercise behavior. We review forfeiture rate assumptions on an annual basis and revise in subsequent periods if actual forfeitures differ from estimates.
Contingencies—Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
New Accounting Pronouncements
As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-08, Intangibles - Goodwill and Other (Topic 350). This updated standard allows a company to perform a qualitative analysis prior to its two step impairment test for goodwill. If this analysis does not result in a more likely than not conclusion that impairment exists, then performing the two step impairment test is no longer required. The adoption did not materially impact our consolidated financial statements.
As of January 1, 2012, we adopted Financial Accounting Standards Board ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This updated standard has changed the presentation of our financial statements as it required presentation of comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. We have elected to present this information on a single continuous statement. The adoption did not materially impact our consolidated financial statements.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-04, Fair Value Measurement (Topic 820). This standard increased the disclosure requirements for each class of assets and liabilities that is not measured at fair value in the balance sheet, but for which fair value is disclosed within the notes to the financial statements. The adoption did not materially impact our consolidated financial statements.
As of January 1, 2012 we adopted Financial Accounting Standards Board ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This standard delays the presentation requirements for reclassifying items out of accumulated other comprehensive income (loss) as noted in Financial Accounting Standards Board ASU 2011-12. The adoption did not materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. It requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. It will be effective for financial statements issued for fiscal periods beginning on or after January 1, 2013. In 2013, this pronouncement was enhanced by ASU 2013-1. This Update clarifies that ordinary receivables are not within the scope of ASU 2011-11 and it applies only to derivatives, repurchase agreements, reverse purchase agreements and other securities lending transactions. The adoption will not materially impact our consolidated financial statements.
There are no other recently issued accounting pronouncements not yet adopted that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

Note 3.    Property and Equipment, net
Property and equipment consists of the following:

(in thousands)	As of December 31,
	2012	2011
Ships	$781,960	$769,768
Furniture, equipment, and other	8,181	7,243
Less: Accumulated depreciation and amortization	(152,817)	(121,651)
Property and equipment, net	$637,324	$655,360
For the year ended December 31, 2012, there was approximately $21.7 million of capitalized improvements, including ship improvements and refurbishments completed on the Seven Seas Navigator, Seven Seas Voyager and Seven Seas Mariner. Approximately $0.3 million of property and equipment, net, was written-off as disposals, net of insurance reimbursements of $0.2 million.
Depreciation expense on assets in service was $37.6 million, $36.4 million, and $33.7 million for the years ended December 31, 2012, 2011, and 2010 respectively. Repair and maintenance expenses, excluding dry-dock expenses, were $12.0 million, $9.7 million, and $12.6 million for the years ended December 31, 2012, 2011 and 2010, respectively and are recorded in other ship operating expenses on the consolidated statements of operations. Dry-docking expenses, recorded within other expenses on the consolidated statement of operations were $4.0 million, $8.1 million, and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unamortized computer software costs amounted to $0.7 million and $0.7 million as of December 31, 2012 and 2011, respectively.

Note 4.  Goodwill and Identifiable Intangible Assets
Goodwill
In 2012 and 2011, we completed our annual goodwill impairment test and determined there was no impairment. We performed our annual impairment testing as of September 30, 2012. We elected not to perform a qualitative assessment and instead performed the two-step quantitative goodwill impairment test. Based on the discounted cash flow model, we determined that the fair value of goodwill exceeded the carrying value and is therefore not impaired. The principal assumptions used in our cash flow model related to forecasting future operating results, includes discount rate, net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies and terminal values, which are all considered level 3 inputs. Cash flows were calculated using our 2012 projected operating results as a base. To that base we added projected future years' cash flows, considering the macro-economic factors and internal occupancy level projections, cost structure and other variables. We discounted the projected future years' cash flows using a rate equivalent to our weighted-average cost of capital.

The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require significant judgments when making assumptions of expected revenues, operating costs, selling and administrative expenses, capital expenditures, as well as assumptions regarding the cruise vacation industry competition and business conditions, among other factors. It is reasonably possible that changes in our assumptions and projected operating results above could lead to impairment of our goodwill. There were no triggering events that occurred between our impairment testing date and reporting date.

Identifiable Intangible Assets
Specific to the Regent Seven Seas Transaction in 2008, we recorded identifiable intangible assets consisting of Trade names, Customer Relationships, Non-Competition Agreements, Backlog and Customer Database. The Trade names acquired in this transaction, “Seven Seas Cruises” and “Luxury Goes Exploring” were determined to have indefinite lives.
In 2011, we amended our agreement with Regent Hospitality Worldwide, which granted us exclusive and perpetual licensing rights to use the “Regent” trade name and trademarks (Regent licensing rights) in conjunction with cruises, subject to the terms and conditions stated in the agreement. The original 10 year license agreement to use the “Regent” trade name and trademarks was originally accounted for as an operating lease and is exclusive from the acquired trade names of “Seven Seas Cruises” and “Luxury Goes Exploring.”
The Regent licensing rights required an immediate payment of $5.1 million and deferred payments of $4.0 million over two years. The immediate payment of $5.1 million included payment for accrued royalty fees under the previous agreement. The payment was applied first to the liability for previously owed royalty fees with the remainder applied to the intangible asset and legal fees for $4.5 million. The $4.0 million deferred payments have been recorded net of a discount of $0.6 million relating to the present value of the deferred payments associated with the amended license agreement and are being accreted through February 2013. The resulting $7.9 million intangible asset is being amortized over an estimated useful life of 40 years. The amendment and subsequent capitalization of the Regent licensing rights had no impact on the acquired trade names as part of the Regent Seven Seas Transaction, as both transactions were separate and unrelated. As of December 31, 2012, the outstanding balance was $2.0 million, which was paid in February 2013. This liability is recorded in accrued expenses in the accompanying consolidated balance sheets.
Our identifiable intangible assets, except the trade names acquired in the 2008 Regent Seven Seas Transaction noted above, are subject to amortization over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization, such as trade names, are reviewed for impairment whenever events or circumstances indicate, but at least annually, by comparing the estimated fair value of the intangible asset with its carrying value.
We elected not to perform a qualitative assessment and instead performed the annual quantitative impairment test of our trade names as of September 30, 2012 using the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry, which was applied to the projected revenue to estimate the royalty savings and discounted to derive the fair value at September 30, 2012. The discount rate used was the same rate used in our goodwill impairment test. Based on the discounted cash flow model, we determined the fair value of our trade names exceeded their carrying value and are therefore not impaired. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties that require significant judgments when developing assumptions of expected revenues, operating costs, selling and administrative expenses, capital expenditures and future impact of competitive forces. It is reasonably possible that changes in our assumptions and projected operating results used in our cash flow model could lead to an impairment of our trade name.

As of December 31, 2012 and 2011, the net balance of identifiable intangible assets was $83.6 million and $86.1 million, respectively. The following tables provide information on the gross carrying amounts, accumulated amortization, and net balances of these identifiable intangible assets as of December 31, 2012 and 2011.

(in thousands)	2012
	Gross Carrying Amount	Accumulated Amortization	Net
Regent licensing rights	$7,892	$(361)	$7,531
Customer relationships	14,205	(11,640)	2,565
	22,097	(12,001)	10,096
Intangible assets not subject to amortization:
Trade names	73,460	—	73,460
	$95,557	$(12,001)	$83,556

(in thousands)	2011
	Gross Carrying Amount	Accumulated Amortization	Net
Regent licensing rights	$7,892	$(164)	$7,728
Customer relationships	14,205	(9,273)	4,932
	22,097	(9,437)	12,660
Intangible assets not subject to amortization:
Trade names	73,460	—	73,460
	$95,557	$(9,437)	$86,120
Intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.5 million, and $2.4 million, respectively. The following table provides information about the future estimated amortization expense over the next five years for the identifiable intangible assets:

(in thousands)
Year ended December 31,
2013	$2,565
2014	395
2015	197
2016	197
2017	197
$3,551

Note 5.    Debt
Debt consists of the following:

		December 31,	December 31,
(in thousands)		2012	2011
$425 million term loan, currently LIBOR plus 1.75%, due through 2014		$—	$293,500
$300 million term loan, currently LIBOR plus 5.00% due through 2018	(a)	293,358	—
$225 million senior secured notes, 9.125%, due 2019		225,000	225,000
		518,358	518,500
Less: Current portion of long-term debt		—	—
Long-term portion, net of original issue discount		$518,358	$518,500
(a) Net of $2.9 million of original issue discount, which includes $0.1 million of accretion and is classified as long-term.

Term Loans
In August of 2012, we terminated our previously existing $465.0 million credit facility, consisting of both a $425.0 million term loan and a $40.0 million revolving credit facility, with a syndicate of financial institutions. We repaid the outstanding loan balance of $293.5 million, accrued interest of $1.0 million and third party fees of $0.1 million. We also wrote off approximately $4.4 million of previously recorded deferred financing costs associated with the terminated credit facility. The repayment of the debt met the liability derecognition criteria in ASC Topic 405, Extinguishment of Liabilities, and as such, a loss of $4.5 million on early extinguishment of debt was recorded and is included in other income (expense) in our consolidated statements of income and comprehensive income and within operating activities in our consolidated statements of cash flows.
Concurrent with the termination of the previously existing credit facility, we entered into a $340.0 million credit agreement consisting of a $300.0 million term loan and a $40.0 million revolving credit facility with a unrelated syndicate of financial institutions. Borrowings under the term loan and revolving credit facility bear interest at LIBOR with a floor of 1.25% and an applicable margin of either 4.75% or 5.0% based on the Total Senior Secured Bank Leverage Ratio. The margin is currently 5.0%. In addition, we are required to pay a commitment fee of either 0.375% or 0.5% based on a loan-to-value ratio and upon the aggregate unused and uncanceled commitments under the revolving credit facility. Our current commitment fee is 0.5%. The term loan matures on December 21, 2018, at which time all outstanding amounts under the term loan will be due and payable. The revolving credit facility matures on August 21, 2017, at which time all outstanding amounts under the revolving credit facility will be due and payable. The proceeds from the credit agreement were used to repay the first lien term loan, as discussed above.
The $340.0 million credit agreement included an original issue debt discount of $3.0 million. This amount is recorded as a reduction to the gross debt and is being accreted over the agreement term using the effective interest method. We have presented the debt, net of the original debt discount in our consolidated balance sheets. The discount is not considered an asset separable from the debt and we have allocated the discount to non-current long-term debt. Additionally, we recorded $6.8 million in debt issuance costs. Deferred debt issuance costs are amortized to income using the effective interest method and are included net of amortization within other current assets and other assets in the accompanying consolidated balance sheets.
Senior Secured Notes
In May 2011, we issued $225.0 million of senior secured notes (the “Notes”) at a rate of 9.125% through a private placement with registration rights. The Notes are due on May 15, 2019, with interest payments due semi-annually beginning in November 2011. The net proceeds from the Notes after the initial purchasers’ discount and estimated fees and expenses of $7.4 million, were approximately $217.6 million. We used $140.7 million of the proceeds from the offering to repay the second lien term loan, $29.0 million to pay down our first lien term loan and the remainder as unrestricted cash. We registered the Notes with the U.S. Securities and Exchange Commission (“SEC”) in May 2012. We have the ability to redeem the Notes prior to the due date. Refer to "Note 16. Consolidating Financial Information" detail of guarantor financial statements.

The following schedule represents the maturities of long-term debt (in thousands):

For the twelve months ending December 31,
2013	$—
2014	3,000
2015	3,000
2016	3,000
2017	3,000
Thereafter	509,250
Total	$521,250
Interest expense on third-party debt, including interest rate swaps was $32.1 million, $26.6 million and $34.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Debt Covenants
Our credit agreements contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of December 31, 2012, we are in compliance with all covenants.
The loan-to-value ratio is calculated by dividing the indebtedness outstanding under the senior secured credit facilities by the aggregate amount of the most recent vessel valuations. The interest coverage ratio is calculated by dividing the trailing four consecutive fiscal quarters' EBITDA, as defined in the credit agreement, by cash interest expense for such period.
All debt is collateralized by our ships. We believe our cash on hand, expected future operating cash inflows, additional borrowings under our existing credit facility and our ability to issue debt securities or raise additional equity, including capital contributions, will be sufficient to fund operations, debt payment requirements and capital expenditures, and to maintain compliance with covenants under our senior secured credit facilities over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

Note 6.    Derivative Instruments, Hedging Activities and Fair Value Measurements
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. During 2008, we entered into an interest rate swap agreement with a notional amount of $400.0 million to limit the interest rate exposure related to our long-term debt. This interest rate swap, which matured on February 14, 2011, was designated as a cash flow hedge and the change in fair value of the effective portion of the interest rate swap was recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. There were no interest rate swaps outstanding as of December 31, 2012 and 2011.
Foreign Currency Exchange Risk
During 2012 and 2011, we entered into foreign currency swaps with an aggregate notional amount of €1.8 million ($2.3 million) and €3.9 million ($5.2 million), respectively, to limit the exposure to foreign currency exchange rates, for euro denominated payments related to vessel dry-dock and other operational expenses. The foreign currency swaps do not qualify for hedge accounting; therefore, the changes in fair values of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. There were no outstanding foreign currency swap agreements as of December 31, 2012. The total aggregate notional amount of outstanding foreign currency swap agreements as of December 31, 2011 was €3.9 million ($5.2 million).

Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2012, we have hedged the variability in future cash flows for estimated fuel consumption requirements occurring through 2014. As of December 31, 2012 and 2011, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2012	As of December 31, 2011
	(in barrels - estimated consumption)
2012	—	156,300
2013	207,975	—
2014	108,750	—

	Fuel Swap Agreements
	As of December 31, 2012	As of December 31, 2011
	(% hedged - estimated consumption)
2012	—%	39%
2013	56%	—%
2014	29%	—%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, on any business day, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At December 31, 2012, the fair market value of our derivative liability related to this counterparty was approximately $0.3 million. As of December 31, 2012 and 2011, we were not required to post any collateral for our fuel derivative instruments as the exposure at our parent company level did not exceed $3.0 million.
At December 31, 2012 and 2011, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2012	December 31, 2011

Fuel hedges	Other current assets	$747	$489
Fuel hedges	Other long-term assets	816	—
	Total Derivatives Assets	$1,563	$489

Foreign currency swap	Current liabilities - Derivative liabilities	$—	$112
Fuel hedges	Current liabilities - Derivative liabilities	278	—
	Total Derivatives Liabilities	$278	$112

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements as of December 31, 2012.
The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the year ended December 31, 2011 was as follows:

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

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the year ended December 31, 2010 was:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)

Interest rate swap	$8,911	Interest expense, net	$(8,911)	N/A	$—
Total	$8,911		$(8,911)		$—
The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 was:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		For the Years Ended December 31,
(in thousands)		2012	2011	2010

Foreign currency swaps	Other income (expense)	$(26)	$(112)	$(480)
Fuel hedges	Other income (expense)	2,106	4,505	401
Total		$2,080	$4,393	$(79)

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

Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value as of December 31,		Fair Value as of December 31,
		2012	2011	2012	2011
Long-term bank debt	(a)	$293,358	$293,500	$321,972	$275,338
Senior secured notes		225,000	225,000	239,063	226,133
Total		$518,358	$518,500	$561,035	$501,471

(a) 2012 carrying value is net of $2.9 million of original issue discount on the new $300 million term loan.
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
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values. We consider these inputs to be level 1 as all are observable and require no judgment for valuation.
The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of December 31, 2012				As of December 31, 2011
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$1,563	$—	$1,563	$—	$489	$—	$489	$—
Total Assets		$1,563	$—	$1,563	$—	$489	$—	$489	$—
Liabilities
Derivative financial instruments	(b)	$278	$—	$278	$—	$112	$—	$112	$—
Total liabilities		$278	$—	$278	$—	$112	$—	$112	$—

(a) As of December 31, 2012, derivative financial instruments assets of $0.7 million and $0.8 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2011, $0.5 million was classified as other current assets.
(b) As of December 31, 2012, derivative financial instruments liabilities of $0.3 million are classified as current liabilities-derivative liabilities in the consolidated balance sheets. As of December 31, 2011, $0.1 million was classified as current liabilities-derivative liabilities.

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
Other long-lived assets, such as our vessels, are reviewed for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. If the carrying amount exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing its carrying amount to its fair value. The estimation of fair value measured by undiscounted or discounted expected future cash flows would be considered Level 3 inputs.
During the second quarter of 2012, the Seven Seas Navigator underwent a dry-dock, in which improvements were made. Due to the increase in its carrying value, we performed an impairment review utilizing an undiscounted cash flow analysis. The principle assumptions used in the undiscounted cash model were projected operating results, including net per diems, net cruise costs, projected occupancy, available passenger days and projected growth. As a result of our impairment review, we determined the revised carrying amount is recoverable and not impaired.
Note 7.  Share-Based Employee Compensation
In 2008, PCI adopted the 2008 Stock Option Plan (“Plan”) whereby its board of directors may grant stock options to officers, key employees, consultants and directors. The Plan authorized grants of options of up to 4,720,000 in 2012, 4,500,000 in 2011 and 3,624,694 shares of common stock in 2010. Options granted primarily vest proportionally over 3 years, 50% based on performance conditions and 50% based on employee service conditions. The contractual term of options granted during the years ended December 31, 2012 and 2011 is 8 years.
On December 31, 2012, we modified approximately 489,000 performance based stock options of equity classified awards, including those options modified in December 2011. The modification was due to the change in expectation from improbable to probable that we would meet the performance condition. No other terms of the options were changed. We revalued these awards and recorded the full expense as of December 31, 2012.
During April 2012, the President and Chief Operating Officer of PCH was granted 600,000 options to purchase PCI shares according to his employment contract. These options are time based and vest over 3 years on his employment anniversary date. The contractual term of these options is 8 years. Total compensation expense for these options was calculated at the PCI level. The fair value was estimated on the grant date using the Black-Scholes model which includes the fair value of PCI common stock determined at the approximate grant date. The estimated fair value of these stock options, totaled $1.4 million and is amortized over the vesting period using the graded-vesting method. As the President and Chief Operating Officer of PCH provides services to both us and Oceania Cruises, Inc., our sister company, the related compensation costs are allocated on an agreed percentage. The allocated compensation expense was approximately $0.8 million for the year ended December 31, 2012.

In December 2011, the Board of Directors modified approximately 344,000 performance based stock options recorded as equity classified awards. These equity classified awards would have been forfeited due to failure to achieve the specified performance condition. The Board of Directors modified the performance conditions of these options to allow the options to vest provided that performance targets are met in 2012. This modification was accounted for as a cancellation and a replacement grant. The replacement grant was treated as a new issuance and the fair value was remeasured at the date of modification.
During June 2009, a special award of 1,000,000 options with a grant date fair value of $3.4 million was granted to our Chief Executive Officer and Chairman of the Board. Our portion of the allocated expense was approximately $1.7 million. These options vest over a 4 year period, 50% after the first 24 months, 25% after 36 months and 25% after 48 months. The contractual term of the special award options is 8 years.
To determine fair value of PCI Common Stock, we used a weighted average of the market and income valuation approaches. Weightings were assigned to the income approach and market approaches, which produced an indication of the invested capital value on a freely tradable basis at the valuation dates. These weightings were based on (i) a minority investor placing considerable weight on the Income Approach value because it relies directly on PCI’s forecasted operating results and market-derived rates of return and (ii) to a lesser extent, the Market Approach, because it reflects current market pricing and earnings and relies on an analysis of PCI’s direct competitors, which are considered to be alternative investments to an investment in PCI.
For the market approach, we analyzed comparable publicly-traded companies (the “Peer Group”). The data obtained from the Peer Group was converted to various standard valuation multiples. We used the enterprise value/revenue multiple and enterprise value/EBITDA multiple for the Peer Group. We considered these metrics to be the best indicators of free cash flows and the standard multiples used in a market valuation approach. These multiples were applied to the revenue and EBITDA of PCI, with equal weighting, to derive an enterprise value.
For the income approach, we used the discounted cash flow model to calculate the value of PCI’s total invested capital (debt and equity). An estimated cash flow growth rate was determined to reflect our estimate of PCI’s long-term prospects, to which we further applied a discount rate ranging from 12.5% to 14.3% in 2012, 2011 and 2010.
In order to compute PCI’s discount rate for the cash flow model, a PCI-specific weighted-average cost of capital (“WACC”) was determined. PCI’s WACC is based on its capital structure consisting of both equity and debt. PCI’s debt-to-capital ratio is projected to be 50% based on the expected long-term capital structure. The WACC was therefore weighted evenly between the cost of capital for debt and equity. The cost of debt capital was determined by considering a range of market rates for S&P BB and BBB rated corporate bonds with similar terms. The remaining component of WACC, the cost of equity, is based on:

(1)	Risk-free rate of return—The risk-free rate is based on the yield of a 20-year treasury bond (the range was between 2.5% and 4.1%);

(2)
Equity risk premium—The equity risk premium is based on a compilation of equity risk premiums as compiled by various sources, such as Ibbotson & Associates, Pratt Range, Fama & French, etc. (5.75% was used throughout 2012 and 2011);

(3)	Industry Beta—Industry Beta is based on PCI’s comparable companies (the range was between x2.21 and x2.56); and

(4)	Size premium—Size premium is based on PCI’s market capitalization (the range was between 1.7% and 1.9%).
The differences between the rights, restrictions and preferences of the holders of common stock, warrants, and notes may result in potentially different future outcomes for each class. Therefore, to estimate the value of the common stock, it is necessary to allocate PCI’s enterprise value among the various classes of warrants, notes and common stock. To perform this allocation among the various instruments, we utilized the Black-Scholes option pricing model. From the common stock value derived in the Black-Scholes option pricing model, we added a further discount for lack of marketability (“DLOM”) of PCI’s common stock. We based the DLOM on the likelihood, timing and size of an IPO, forecasted dividends, and potential for industry consolidation. The DLOM used was 15% for 2012, 2011 and 2010.
Total compensation expense for the options issued during 2012, 2011 and 2010, was calculated at the PCI level. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model which includes the fair value of PCI common stock determined at the approximate grant date. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The Company was allocated 100% of the compensation expenses associated with awards to employees who provide services exclusively to the Company. For awards to employees who provide services to both us and Oceania Cruises, Inc. (“OCI”), our sister company, compensation costs are allocated on an agreed percentage ranging from 47% to 53% for 2012, 2011 and 2010. Total compensation expense recognized for employee stock options was $1.0 million, $0.8 million and $2.2 million for the years ended December 31, 2012, 2011 and

2010, respectively, which is included within selling and administrative expense in the consolidated statements of operations. The total unrecognized compensation cost related to non-vested awards is $0.5 million for the year ended December 31, 2012. The weighted average period over which it is expected to be recognized is 1.5 years.

The assumptions used in the Black-Scholes model to fair value equity awards are as follows:

	2012	2011	2010
Expected dividend yield	—%	—%	—%
Expected stock price volatility	36.37% - 61.66%	40.0% - 54.6%	52.7% - 61.7%
Risk-free interest rate	0.25% - 0.86%	0.12% - 1.28%	0.7% - 1.53%
Expected option life	2-5 years	1-3 years	2-3 years
Since our common stock is not publicly traded, it is not practical to estimate the expected volatility of our share price. Therefore, the expected volatility is based on a combination of historical volatility for peer companies. The risk-free interest rate is based on U.S. Treasury securities with a remaining term equal to the expected option’s life assumed at the date of grant. The expected term is based on the average of contractual life, vested period of the options and expected employee exercise behavior. The estimated forfeiture rate represents an estimate which will be revised in subsequent periods if actual forfeitures differ from those estimates. The weighted average fair value of stock options granted during 2012, 2011 and 2010 was approximately $1.82 per share, $1.19 per share and $3.89 per share, respectively.
Stock option activity is summarized in the following table:

	Number of Options	Weighted - Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	1,595,983	$14.49	5.79
Granted	661,585	6.26
Exercised	(21)	9.50
Forfeited or expired	(407,273)	19.01
Outstanding at December 31, 2012	1,850,274	10.52	5.23
Vested and expected to vest at December 31, 2012	1,846,702	10.53	5.22
Options exercisable at December 31, 2012	1,423,659	11.89	4.88
The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $2.5 million and $1.7 million, respectively. At December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options vested and expected to vest is $0.4 million, $0.0 million and $1.3 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2012, 2011 and 2010 is $0.1 million, $0.0 million and $0.4 million, respectively. There were no exercises of options that resulted in a material amount of cash received during 2012.

Note 8.  Members’ Equity

There were no material members’ equity transactions during 2012 or 2011. In 2010, PCI issued shares to one of our vendors in lieu of payment on our behalf relating to 2009 expenses totaling $2.0 million. Refer to Note 7: Share-Based Employee Compensation for description of how the fair value of PCI shares was derived.

Note 9.  Related Party Transactions
During April 2011, our Chief Executive Officer was released from providing a limited personal guarantee to a certain credit card processor in the event of default by us.
In 2008, we entered into a shared services agreement with an affiliated entity, which provides for the sharing of costs relating to general and administrative functions with our parent company and other affiliated companies. The shared services annual agreement expired on January 31, 2012, but was automatically renewed. General and administrative costs, including costs for employees who provide services to both SSC and OCI, our sister company, are allocated based on an agreed percentage derived from company specific drivers. Payments made on our behalf by affiliated entities or payments we make on behalf of affiliated entities are reimbursed and settled on a monthly basis. As of December 31, 2012 and 2011, there was approximately $1.8 million and $0.7 million, respectively, in related party receivables that related to amounts paid by us on the behalf of an affiliated entity.
In 2008, we entered into an agreement with Oceania Cruises (Ireland) Limited, a 100%-owned subsidiary of OCI, to process certain credit card transactions on behalf of us either alone or jointly, with others, or by or through agents, brokers or subcontractors. During 2011, we changed our credit card processor and, as a result, only a limited amount of credit card transactions are being processed by Oceania Cruises (Ireland) Limited. Prior to June 30, 2011 our fee arrangement was variable as it was based on a percentage of the credit card transactions processed. Beginning July 1, 2011, fee arrangement is a fixed monthly amount. The total payments under the agreement for the years ended December 31, 2012, 2011 and 2010 were $0.1 million, $4.9 million, and $10.0 million, respectively, and are recorded in commissions, transportation and other in the accompanying consolidated statements of income and comprehensive income.
Capital Lease
A related party entered into an office lease for the combined headquarters of OCI and us. The lease, which extends through 2022, is classified as a capital lease. A portion of the capital lease is assumed by us in accordance with our use of the space under the terms of our intercompany agreement. As of December 31, 2012 and 2011, the capital lease asset was $2.5 million, net of accumulated depreciation and amortization of $0.4 million, and $2.4 million, net of accumulated depreciation and amortization of $0.1 million, respectively. The capital lease asset is included in property and equipment, net in the accompanying consolidated balance sheet. At December 31, 2012, and 2011, the capital lease liability was $3.6 million and $3.7 million, respectively, of which $0.7 million, and $0.6 million, respectively, was included in accrued expenses, and the remainder was in other long-term liabilities in the accompanying consolidated balance sheet. Interest expense for years ended December 31, 2012 and 2011 was $0.4 million and $0.3 million and is included in interest expense in the accompanying consolidated statements of operations. Amortization expense for the years ended December 31, 2012, and 2011 was $0.2 million, and $0.1 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.
The following schedule represents the future minimum lease payments under our capital lease obligation as of December 31, 2012:

(in thousands)
2013	$561
2014	575
2015	590
2016	604
2017	619
Thereafter	3,278
Total minimum lease payments	6,227
Less: Amount representing interest (a)	2,579
Present value of total minimum lease payments (b)	$3,648

(a)	Amount necessary to reduce total minimum lease payments to present value calculated at SSC’s incremental borrowing rate at lease inception.

(b)	Reflected in the accompanying consolidated balance sheet under accrued expenses and other long-term liabilities of $0.7 million and $2.9 million, respectively.

Note 10.  Income Taxes

We had income tax expense for the year ended December 31, 2012 of $0.1 million. We had an income tax benefit for the year ended December 31, 2011 of $0.1 million. We had income tax expense for the year ended December 31, 2010 of $0.3 million.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011, relate primarily to net operating losses, depreciable assets, and book expenses not currently deductible for tax purposes. As of December 31, 2012 and 2011, we had recorded deferred tax assets of approximately $17.5 million and $11.3 million, respectively, for which a full valuation reserve has been recorded. The increase in the valuation reserve of $6.2 million is primarily due to net operating loss carryforwards generated in 2012. There were no amounts charged to costs and expenses or to other accounts, which impacted the deferred tax asset valuation. Additionally, we recorded deferred tax liabilities of $1.7 million and $1.9 million for 2012 and 2011, respectively, which are recorded in other long-term liabilities.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we have recorded a full valuation allowance on our deferred tax assets.
As of December 31, 2012, we have federal, state, and foreign net operating loss carryforwards of approximately $44.0 million, $0.7 million, and $0.2 million, respectively. The federal and state net operating loss carryforwards at December 31, 2012 expire between 2028 and 2032 and the foreign net operating loss carryforwards have no expiration.
We have analyzed our filing positions in all of the jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified tax returns in France, the United Kingdom, and the United States as “major” tax jurisdictions, as defined. The only periods subject to examination for our returns are the 2010 and 2011 tax years for France, 2010 through 2012 tax years for the United Kingdom and 2009 through 2012 tax years for the United States. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any material adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The following table presents our rollforward of Deferred Tax Assets Valuation Allowance:

(in thousands)	Balance at beginning of period	Charged to costs and expenses (1)	Balance at end of period
December 31, 2012	$11,333	$6,209	$17,542
December 31, 2011	7,321	4,012	11,333
December 31, 2010	5,277	2,044	7,321

(1) Increases in valuation allowance related to the generation of net operating losses and other deferred tax assets. No write-offs were recorded during the years presented.

United States Federal Income Tax
We derive our income from the international operation of ships. Under Section 883 of the Internal Revenue Code (“Section 883”), certain foreign corporations, though engaged in the conduct of a trade or business within the United States, are exempt from U.S. federal income and branch profit taxes on gross income derived from or incidental to the international operation of ships. Applicable U.S. Treasury Regulations provide that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the corporation is organized grants an equivalent exemption for income from the operation of ships of sufficiently broad scope to corporations organized in the U.S., and (ii) the foreign corporation is a controlled foreign corporation (a “CFC”) for more than half of the taxable years and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC test”). Our 2011 tax returns were filed with tax authorities under Section 883 and our 2012 tax returns will also be filed under Section 883.
For U.S. federal income tax purposes, SSC and its non-U.S. subsidiaries are disregarded as entities separate from our Parent. We rely on our parent corporation, PCH, to meet the requirements necessary to qualify for the benefits of Section 883. PCH is organized as a company in Panama, which grants an equivalent tax exemption to U.S. corporations, and is thus classified as a qualified foreign country for purposes of Section 883. PCH is currently classified as a CFC and we believe we meet the ownership and substantiation requirements of the CFC test under the regulations. Therefore, we believe most of our income and the income of our ship-owning subsidiaries, which is derived from or incidental to the international operation of ships, is exempt from U.S. federal income taxation under Section 883. In 2005, final regulations became effective under Section 883, which, among other things, narrow somewhat the scope of activities that are considered by the U.S. Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation, shore excursions and pre- and post-cruise tours. To the extent the income from these activities is earned from sources within the United States that income is subject to U.S. taxation.

United Kingdom Corporation Tax
The Seven Seas Navigator and Seven Seas Voyager are operated by companies that are strategically and commercially managed in the United Kingdom (UK), which have elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on a notional profit by reference to the net tonnage of qualifying ships. Normal UK corporate income tax is not chargeable on these companies' relevant shipping income. The requirements for a company to qualify for the UK tonnage tax regime include being subject to UK corporate income tax, operating qualifying ships that are strategically and commercially managed in the UK, and fulfilling a seafarer training requirement. Our UK income from non-shipping activities that does not qualify under the UK tonnage tax regime remains subject to normal UK corporation tax.
Corporate tax rate reductions from 25% to 24%, effective April 1, 2012 and from 24% to 23% effective April 1, 2013 were enacted in the United Kingdom on July 17, 2012. The effect of tax rate changes on existing deferred tax balances is recorded in the period in which the tax rate change law is enacted. The effect of these tax rate changes was the recognition of a deferred tax benefit of $0.2 million for the year ended December 31, 2012.

Individual State Income Taxes
We are subject to various U.S. state income taxes generally imposed on each state's portion of the U.S. source income subject to federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of companies doing business in Alaska.

Panamanian and Other Foreign Income Taxes
Under Panamanian law, we are exempt from income tax on income from international transportation and should also be exempt from income tax in the other jurisdictions where the ships call if a tax treaty exists or when Panama grants a reciprocal exemption to countries who grant a reciprocal exemption to Panama. However, not all of the countries in which our ships call have income tax treaties or reciprocal exemption agreements with Panama. Accordingly, we may be subject to income tax in various countries depending on the tax laws of the specific countries upon which ports the ships call. In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes based on passenger counts, ship tonnage or some other measure. These taxes are recorded as other ship operating expenses in the accompanying consolidated statements of operations.

Note 11.  Concentration Risk
We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $53.9 million, $50.0 million and $46.8 million for the years ended December 31, 2012, 2011 and 2010 respectively, which are recorded in payroll, related and food in our consolidated statements of income and comprehensive income.

Note 12.    Commitments and Contingencies
Leases
We have several non-cancelable operating leases, primarily for office space, that expire at various times through 2012 and 2016. Rental expense for operating leases amounted to approximately $1.2 million, $2.7 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
During 2011 a related party entered into an office lease for the combined headquarters of OCI and SSC (see Note 9 Related Party Transactions). As a result of combining our headquarters with OCI, we exited our leased facility in Fort Lauderdale, which was under a non-cancelable lease. This lease terminated in December 2012. As of December 31, 2011, we recorded $0.5 million in accrued expenses relating to early termination costs in our consolidated balance sheets for the remaining portion of the lease.

The following schedule represents our operating lease contractual obligations as of December 31, 2012:

(in thousands)
Years Ended December 31,
2013	$744
2014	667
2015	233
2016	32
2017	—
Thereafter	—
$1,676
Employment Agreements
We have entered into employee agreements with certain of our executive officers and key employees. These agreements provide for minimum salary levels, and in most cases, performance based bonuses that are payable if specified goals are attained. Some executive officers and key employees are also entitled to severance benefits upon termination or non-renewal of their contracts under certain circumstances. Additionally, if there is a change in control of SSC, some executive officers and key employees’ outstanding options will generally become fully vested and exercisable.
As of December 31, 2012, the approximate future minimum requirements under employment agreements, excluding discretionary and performance bonuses are as follows:

(in thousands)
Years Ended December 31,
2013	$5,472
2014	1,512
2015	228
$7,212

27

Equipment - Maintenance and Purchases
During 2012 we entered into a five year equipment maintenance and purchases agreement with a third party vendor. The contact was signed in March 2012 and has a term of sixty months. As of December 31, 2012, the approximate future minimum requirements under the agreement are as follows:

(in thousands)
Years Ended December 31,
2013	$3,792
2014	2,967
2015	3,208
2016	3,257
2017	543
Thereafter	—
$13,767

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

Other
As mandated by the FMC for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We meet this obligation by posting a $15.0 million surety bond.

During March 2012, management signed a 5-year maintenance agreement with a vendor. The cost of future maintenance contract obligations as of December 31, 2012 is approximately $12.9 million. The contract consists of multiple cost components. Monthly variable maintenance fees are based on engine usage over the contract term. Monthly fixed fees are based on a per vessel basis. We are also required to purchase a certain amount of capital equipment and spare parts. Equipment will be recorded as property and equipment upon receipt and maintenance fees are recorded as repair and maintenance expenses. As of December 31, 2012 we incurred expenses of $2.4 million relating to this agreement, which is recorded in other ship operating expenses.

On September 26, 2012, PCH agreed with the president of SSC that he would step down from his role as president as of January 31, 2013 and become a consultant to SSC for a two year period. In connection with these arrangements, on November 9, 2012, we entered into a Separation Agreement and a Consulting Agreement with the president. The president will received amounts he is entitled to pursuant to his existing employment agreement. As of December 31, 2012, we have accrued $0.7 million in connection with the separation agreement.
In October 2012, PCH entered into a software license agreement with a third party vendor. This agreement grants PCH a non-exclusive, perpetual, royalty-free license to use software, which is shared between us and OCI. Our portion of the license fee is $1.1 million, of which $0.3 million was paid in 2012.

Note 13.  Supplemental Cash Flow Information
For the years ended December 31, 2012, 2011 and 2010, we paid interest expense and related fees of $29.9 million, $28.0 million and $34.2 million, respectively.
For the year ended December 31, 2012, we had non-cash investing activities related to the acquisition of property and equipment totaling $1.4 million. For the year ended December 31, 2011, we had non-cash investing activities related to the acquisition of property and equipment totaling $5.3 million, of which $2.8 million relates to our capital lease. We also had non-cash investing activities related to acquisition of intangible assets of $3.4 million. For the year ended December 31, 2010, we had $13.9 million of non-cash investing activities relating to the acquisition of capital assets.
For the year ended December 31, 2012 and 2011, we had non-cash financing activities of $0.1 million and $3.7 million relating to our capital lease. There were no capital lease obligations recorded in 2010. For the year ended December 31, 2010, we had non-cash financing activities in connection with PCI’s issuance of common stock to our vendor in exchange for release of our $2.0 million obligation as described in Note 8: Members’ Equity. We had no similar transaction in 2012 or 2011.

Note 14.  Quarterly Selected Financial Data (Unaudited)

	(In thousands, except for per share data)
	First Quarter			Second Quarter		Third Quarter		Fourth Quarter
	2012		2011	2012	2011	2012	2011	2012	2011
Total revenues (1)	$121,416	(2)	$103,772	$131,480	$122,849	$159,013	$151,340	$117,226	$107,934
Operating Income (Loss)	6,016		5,607	8,573	11,260	29,824	28,049	(2,803)	605
Net income (loss)	358		1,473	(3,825)	(3,002)	20,979	19,459	(14,524)	(6,473)

(1) Our revenues are seasonal based on the demand for cruises. Demand is the strongest for cruises during the Northern Hemisphere’s summer months and holidays. Additionally, no dividends were declared for the years ending December 31, 2012 or 2011.

(2) We increased our passenger ticket revenue and commissions, transportation and other expenses by $1.6 million during the three months ended March 31, 2012. This revision relates to certain included costs that were originally recorded as a reduction of passenger ticket revenue and should have been recorded as commissions, transportation and other costs. The amounts recorded were deemed immaterial to previously issued unaudited quarterly financial statements and had no impact on net income or cash flows. Accordingly, we will reflect the revision in the fiscal 2012 periods in future filings.

Note 15. Subsequent Events
On February 4, 2013, Seven Seas Voyager and Seven Seas Navigator exited the UK tonnage tax regime and will no longer be required to abide by certain UK specific regulations. As a result of our exit, we expect to incur a tax charge of approximately $0.1 million in 2013.
On February 1, 2013, we amended our previously existing $340 million credit agreement, consisting of both a $300 million term loan and a $40 million revolving credit facility. In conjunction with this amendment, the outstanding balance on the term loan of $296.3 million was repriced with a margin of 3.5% compared to either 4.75% or 5.0% based on a leverage ratio in the original term loan. There was no change to the $40 million revolving credit facility or the maturity date of the term loan. There was also no impact on covenants, liquidity or debt capacity. We are evaluating the appropriate accounting treatment for this transaction.

Note 16. Consolidating Financial Information
Our $225 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries ( the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income and comprehensive income for years ended December 31, 2012, 2011 and 2010, condensed consolidating balance sheets as of December 31, 2012 and 2011 condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
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
Our vessel owning subsidiaries were parties to our first lien term loan as both borrowers and guarantors. The applicable outstanding debt related to the first lien term loan is included in the Guarantor accounts as well as the related interest expense and deferred financing costs through August 2012. In August 2012, Seven Seas Cruises S. DE R.L. repaid its first lien term loan and concurrently entered into a new credit agreement. In 2011, Seven Seas Cruises S. DE R.L repaid the second lien term loan. As the loans in 2012 and 2011 were repaid by the parent company, each subsidiary remains responsible for its portion of the related debt to Seven Seas Cruises S. DE R.L. and such obligation was recorded as an intercompany payable at the subsidiary level and eliminated within the condensed consolidating balance sheets.
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

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$98,815	$1,042	$—	$99,857
Restricted cash	—	—	—	—
Trade and other receivable, net	7,076	203	—	7,279
Related party receivables	1,798	—	—	1,798
Inventories	4,350	2,222	—	6,572
Prepaid expenses	15,971	1,857	—	17,828
Intercompany receivable	369,828	40,910	(410,738)	—
Other current assets	2,692	—	—	2,692
Total current assets	500,530	46,234	(410,738)	136,026
Property and equipment, net	74,070	563,254	—	637,324
Goodwill	404,858	—	—	404,858
Intangible assets, net	83,556	—	—	83,556
Other long-term assets	32,950	—	—	32,950
Investment in subsidiaries	236,220	—	(236,220)	—
Total assets	$1,332,184	$609,488	$(646,958)	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,557	$926	$—	$4,483
Related party payables	—	131	—	131
Intercompany payables	40,910	369,828	(410,738)	—
Accrued expenses	41,350	2,383	—	43,733
Passenger deposits	169,463	—	—	169,463
Derivative liabilities	278	—	—	278
Current portion of long-term debt	—	—	—	—
Total current liabilities	255,558	373,268	(410,738)	218,088
Long-term debt	518,358	—	—	518,358
Other long-term liabilities	9,635	—	—	9,635
Total liabilities	783,551	373,268	(410,738)	746,081
Commitments and Contingencies
Members' equity
Contributed capital	564,372	134,036	(134,036)	$564,372
Accumulated (deficit) earnings	(15,739)	102,184	(102,184)	(15,739)
Total members' equity	548,633	236,220	(236,220)	548,633
Total liabilities and members' equity	$1,332,184	$609,488	$(646,958)	$1,294,714

Condensed Consolidating Balance Sheets
	As of December 31, 2011
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67,771	$849	$—	$68,620
Restricted cash	743	—	—	743
Trade and other receivable, net	8,242	77	—	8,319
Related party receivables	748	—	—	748
Inventories	3,284	1,848	—	5,132
Prepaid expenses	17,637	1,512	—	19,149
Intercompany receivable	176,672	30,849	(207,521)	—
Other current assets	2,171	1,994	—	4,165
Total current assets	277,268	37,129	(207,521)	106,876
Property and equipment, net	66,446	588,914	—	655,360
Goodwill	404,858	—	—	404,858
Intangible assets, net	86,120	—	—	86,120
Other long-term assets	27,416	3,160	—	30,576
Investment in subsidiaries	205,634	—	(205,634)	—
Total assets	$1,067,742	$629,203	$(413,155)	$1,283,790

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$5,250	$502	$—	$5,752
Intercompany payables	30,849	176,672	(207,521)	—
Accrued expenses	39,642	2,140	—	41,782
Passenger deposits	159,312	—	—	159,312
Derivative liabilities	112	—	—	112
Total current liabilities	235,165	179,314	(207,521)	206,958
Long-term debt	274,245	244,255	—	518,500
Other long-term liabilities	13,694	—	—	13,694
Total liabilities	523,104	423,569	(207,521)	739,152
Commitments and Contingencies
Members' equity
Contributed capital	563,365	129,702	(129,702)	563,365
Accumulated (deficit) earnings	(18,727)	75,932	(75,932)	(18,727)
Total members' equity	544,638	205,634	(205,634)	544,638
Total liabilities and members' equity	$1,067,742	$629,203	$(413,155)	$1,283,790

Condensed Consolidating Statements of Income and Comprehensive Income
	Year Ended December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$477,606	$—	$—	$477,606
Onboard and other	51,529	—	—	51,529
Related Party Revenue	—	105,782	(105,782)	—
Total revenue	529,135	105,782	(105,782)	529,135
Cruise operating expense
Commissions, transportation and other	185,327	5,908	(5,789)	185,446
Onboard and other	12,807	4	—	12,811
Payroll, related and food	65,506	12,644	—	78,150
Fuel	42,573	—	—	42,573
Other ship operating	31,661	12,046	—	43,707
Other	98,181	4,485	(93,513)	9,153
Total cruise operating expense	436,055	35,087	(99,302)	371,840
Selling and administrative	73,752	7,789	(6,480)	75,061
Depreciation and amortization	14,886	25,738	—	40,624
Total operating expense	524,693	68,614	(105,782)	487,525
Operating income	4,442	37,168	—	41,610
Non-operating income (expense)
Interest expense	(31,339)	(4,948)	—	(36,287)
Interest income	430	4	—	434
Other income (expense)	1,531	(4,205)	—	(2,674)
Equity in earnings of subsidiaries	27,938	—	(27,938)	—
Total non-operating income (expense)	(1,440)	(9,149)	(27,938)	(38,527)
Income before income taxes	3,002	28,019	(27,938)	3,083
Income tax expense, net	(14)	(81)	—	(95)
Net income	2,988	27,938	(27,938)	2,988
Comprehensive income	$2,988	$27,938	$(27,938)	$2,988

Condensed Consolidating Statements of Income and Comprehensive Income
	Year Ended December 31, 2011
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$437,582	$—	$—	$437,582
Onboard and other	48,313	—	—	48,313
Related Party Revenue	—	100,688	(100,688)	—
Total revenue	485,895	100,688	(100,688)	485,895
Cruise operating expense
Commissions, transportation and other	146,011	4,569	—	150,580
Onboard and other	12,035	—	—	12,035
Payroll, related and food	62,429	10,669	—	73,098
Fuel	40,592	—	—	40,592
Other ship operating	27,972	10,552	—	38,524
Other	110,260	4,472	(100,688)	14,044
Total cruise operating expense	399,299	30,262	(100,688)	328,873
Selling and administrative	65,601	6,678	—	72,279
Depreciation and amortization	14,350	24,872	—	39,222
Total operating expense	479,250	61,812	(100,688)	440,374
Operating income	6,645	38,876	—	45,521
Non-operating income (expense)
Interest income	218	4	—	222
Interest expense	(19,083)	(12,414)	—	(31,497)
Other income (expense)	(2,928)	—	—	(2,928)
Equity in earnings of subsidiaries	26,433	—	(26,433)	—
Total non-operating income (expense)	4,640	(12,410)	(26,433)	(34,203)
Income before income taxes	11,285	26,466	(26,433)	11,318
Income tax benefit, net	172	(33)	—	139
Net income	11,457	26,433	(26,433)	11,457
Other comprehensive loss, net of tax:
Gain on change in derivative fair value	2,814	—	—	2,814
Comprehensive income	$14,271	$26,433	$(26,433)	$14,271

Condensed Consolidating Statements of Income and Comprehensive Income
	Year Ended December 31, 2010
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$373,525	26,843	—	$400,368
Onboard and other	48,873	—	—	48,873
Related Party Revenue	23,104	91,676	(114,780)	—
Total revenue	445,502	118,519	(114,780)	449,241
Cruise operating expense
Commissions, transportation and other	122,480	2,191	—	124,671
Onboard and other	12,640	—	—	12,640
Payroll, related and food	59,437	9,978	—	69,415
Fuel	32,240	—	—	32,240
Other ship operating	25,356	13,711	—	39,067
Other	95,124	26,135	(114,780)	6,479
Total cruise operating expense	347,277	52,015	(114,780)	284,512
Selling and administrative	71,090	6,286	—	77,376
Depreciation and amortization	11,651	24,872	—	36,523
Total operating expense	430,018	83,173	(114,780)	398,411
Operating income	15,484	35,346	—	50,830
Non-operating income (expense)
Interest income	88	12	—	100
Interest expense	(16,280)	(22,473)	—	(38,753)
Other income (expense)	(130)	—	—	(130)
Equity in earnings of subsidiaries	12,827		(12,827)	—
Total non-operating income (expense)	(3,495)	(22,461)	(12,827)	(38,783)
Income before income taxes	11,989	12,885	(12,827)	12,047
Income tax benefit, net	(234)	(58)	—	(292)
Net income	11,755	12,827	(12,827)	11,755
Other comprehensive loss, net of tax:
Gain on change in derivative fair value	8,911	—	—	8,911
Comprehensive income	$20,666	$12,827	$(12,827)	$20,666

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$61,701	$176	$—	$61,877
Cash flows from investing activities
Purchases of property and equipment	(21,678)	(1)	—	(21,679)
Restricted cash	512	—	—	512
Net cash used in investing activities	(21,166)	(1)	—	(21,167)
Cash flows from financing activities
Repayment of debt	(297,250)	—	—	(297,250)
Net proceeds from the issuance of debt	297,000	—	—	297,000
Debt related costs	(7,326)	—	—	(7,326)
Deferred intangible asset payment	(2,000)	—	—	(2,000)
Net cash provided by (used in) financing activities	(9,576)	—	—	(9,576)
Effect of exchange rate changes on cash and cash equivalents	85	18	—	103
Net increase in cash and cash equivalents	31,044	193	—	31,237
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$98,815	$1,042	$—	$99,857

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2011
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$75,994	$(316)	$—	$75,678
Cash flows from investing activities
Purchases of property and equipment	(31,017)	—	—	(31,017)
Restricted cash	(16,668)	—	—	(16,668)
Acquisition of intangible assets	(4,443)	—	—	(4,443)
Net cash used in investing activities	(52,128)	—	—	(52,128)
Cash flows from financing activities
Debt related costs	(8,786)	—	—	(8,786)
Proceeds from the issuance of debt	225,000	—	—	225,000
Repayment of debt	(208,286)	—	—	(208,286)
Net cash provided by (used in) financing activities	7,928	—	—	7,928
Effect of exchange rate changes on cash and cash equivalents	(116)	—	—	(116)
Net increase (decrease) in cash and cash equivalents	31,678	(316)	—	31,362
Cash and cash equivalents
Cash and cash equivalents at beginning of period	36,093	1,165	—	37,258
Cash and cash equivalents at end of period	$67,771	$849	$—	$68,620

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2010
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$43,111	$7,746	$—	$50,857
Cash flows from investing activities
Purchases of property and equipment	(18,853)	—	—	(18,853)
Restricted cash	3,020	—	—	3,020
Net cash used in investing activities	(15,833)	—	—	(15,833)
Cash flows from financing activities
Debt related costs	(7,027)	(17,973)	—	(25,000)
Capital contributions	19	—	—	19
Net cash used in financing activities	(7,008)	(17,973)	—	(24,981)
Effect of exchange rate changes on cash and cash equivalents	(539)	—	—	(539)
Net increase (decrease) in cash and cash equivalents	19,731	(10,227)	—	9,504
Cash and cash equivalents
Cash and cash equivalents at beginning of period	16,362	11,392	—	27,754
Cash and cash equivalents at end of period	$36,093	$1,165	—	$37,258