Form 10-Q
period 2013-03-31
Seven Seas Cruises S. DE R.L.
filed 2013-05-10
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Yes ☐ No ☒
* The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on May 10, 2012. The registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports and during the preceding 12 months notwithstanding that the registrant is no longer required to file such reports.

SEVEN SEAS CRUISES S. DE R.L.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	March 31, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$119,943	$99,857
Trade and other receivables, net	10,439	7,279
Related party receivables	2,441	1,798
Inventories	6,548	6,572
Prepaid expenses	19,014	17,828
Other current assets	3,688	2,692
Total current assets	162,073	136,026
Property and equipment, net	632,328	637,324
Goodwill	404,858	404,858
Intangible assets, net	83,478	83,556
Other long-term assets	33,067	32,950
Total assets	$1,315,804	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,878	$4,483
Related party payables	—	131
Accrued expenses	48,378	43,733
Passenger deposits	188,965	169,463
Derivative liabilities	55	278
Current portion of long-term debt	745	—
Total current liabilities	241,021	218,088
Long-term debt	518,537	518,358
Other long-term liabilities	12,410	9,635
Total liabilities	771,968	746,081
Commitments and contingencies
Members' equity
Contributed capital	564,624	564,372
Accumulated deficit	(20,788)	(15,739)
Total members' equity	543,836	548,633
Total liabilities and members' equity	$1,315,804	$1,294,714

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Revenue
Passenger ticket	$113,438	$110,128
Onboard and other	10,879	11,288
Total revenue	124,317	121,416

Cruise operating expense
Commissions, transportation and other	39,915	40,822
Onboard and other	2,680	2,256
Payroll, related and food	19,336	18,776
Fuel	11,477	12,113
Other ship operating	9,639	9,331
Other	1,249	1,280
Total cruise operating expense	84,296	84,578
Other operating expense
Selling and administrative	22,280	21,147
Depreciation and amortization	9,253	9,675
Total operating expense	115,829	115,400
Operating income	8,488	6,016

Non-operating income (expense)
Interest income	75	103
Interest expense	(10,048)	(8,085)
Other income (expense)	(3,485)	2,513
Total non-operating expense	(13,458)	(5,469)
Income (loss) before income taxes	(4,970)	547
Income tax expense	(79)	(189)
Net (loss) income	(5,049)	358

Other comprehensive loss, net of tax:	—	—
Total comprehensive (loss) income	$(5,049)	$358

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(5,049)	$358
Adjustments:
Depreciation and amortization	9,253	9,675
Amortization of deferred financing costs	504	785
Accretion of debt discount	201	126
Stock-based compensation	251	148
Unrealized gain on derivative contracts	(425)	(1,262)
Write-off deferred financing costs and debt discount	2,500	—
Prepayment penalty, excluded from loss on early extinguishment of debt	(2,093)	—
Other, net	(11)	(13)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,787)	(3,283)
Prepaid expenses and other current assets	(1,142)	(513)
Inventories	24	(1,059)
Accounts payable and accrued expenses	5,257	477
Passenger deposits	21,219	12,480
Net cash provided by operating activities	26,702	17,919
Cash flows from investing activities
Purchases of property and equipment	(3,337)	(4,913)
Change in restricted cash	(25)	205
Acquisition of intangible assets	(90)	—
Net cash used in investing activities	(3,452)	(4,708)
Cash flows from financing activities
Debt issuance costs	(955)	(130)
Deferred payment to acquire intangible asset	(2,000)	(2,000)
Net cash used in financing activities	(2,955)	(2,130)

Effect of exchange rate changes on cash and cash equivalents	(209)	78
Net increase in cash and cash equivalents	20,086	11,159
Cash and cash equivalents
Beginning of period	99,857	68,620
End of period	$119,943	$79,779

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.General
Basis of Presentation
Seven Seas Cruises S. DE R.L. (“SSC”, “we” or “our”) is a Panamanian sociedad de responsibilidad limitada organized on November 7, 2007, and is owned by Classic Cruises, LLC (“CCL I”) and Classic Cruises II, LLC (“CCL II”). CCL I and CCL II are Delaware companies and each company owns 50% of SSC. Prestige Cruise Holdings, Inc. (“PCH”) owns both CCL I and CCL II. PCH is a 100%-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. (“PCI”). PCI is controlled by funds affiliated with Apollo Global Management, LLC ("Apollo"). We commenced operations on February 1, 2008 upon the consummation of the Regent Seven Seas acquisition when we acquired substantially all the assets of Regent Seven Seas Cruises.
The accompanying interim consolidated financial statements include the accounts of SSC and its 100%-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. The financial information presented as of any date other than December 31 has been prepared from the books and records of the Company that are unaudited. Financial information as of December 31 has been derived from SSC’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
The accompanying consolidated balance sheet at March 31, 2013 and the consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited, and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 and notes thereto included in our annual report on Form 10-K. Our operations are seasonal, and results from our interim periods are not necessarily indicative of the results to be expected for the entire year.
Significant Accounting Policies
Property and Equipment
As of January 1, 2013 we changed our estimate for all our ships' projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ships that occurred in the three month period ended March 31, 2013. This new information, in conjunction with other comparable sale data points, was used in our analysis, which includes our consideration of anticipated technological changes, long-term cruise and vacation market conditions and replacement cost of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively. The effect of the change on both operating income and net loss for the three month period ended March 31, 2013 is approximately $1.3 million of reduced depreciation expense. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.0 million. We continue to evaluate relevant new factors and circumstances, which may cause us to revise our estimate in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

Other
During 2012, we increased our passenger ticket revenue and commissions, transportation and other expenses by $1.6 million during the three months ended March 31, 2012. This revision relates to certain included costs that were originally recorded as a reduction of passenger ticket revenue and should have been recorded as commissions, transportation and other costs. We assessed the materiality of these errors on the previously issued financial statements in accordance with ASC 250-10-S99, the Securities and Exchange Commission ("SEC") guidance, Staff Accounting Bulletin No. 99, Materiality ("SAB 99") and the amounts recorded were deemed immaterial to previously issued unaudited quarterly financial statements and had no impact on net income or cash flows.

New Accounting Pronouncements
As of January 1, 2013, we adopted Financial Accounting Standards Board ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. It requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In 2013, this pronouncement was enhanced by ASU 2013-1. This update clarifies that ordinary receivables are not within the scope of ASU 2011-11 and it applies only to derivatives, repurchase agreements, reverse purchase agreements and other securities lending transactions. The adoption did not materially impact our consolidated financial statements.
In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. It requires an entity to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Entities must also cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. This standard was effective beginning January 1, 2013. The adoption did not materially impact our consolidated financial statements.
There are no other recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.
Note 2.    Property and Equipment, net
During the three months ended March 31, 2013, property and equipment, net decreased $5.0 million. Capital expenditures totaled $3.3 million and $4.9 million for the three months ended March 31, 2013 and 2012, respectively. Depreciation expense on assets in service was $8.4 million and $8.9 million for the three months ended March 31, 2013 and 2012, respectively.

Note 3.    Debt

	March 31,	December 31,
(in thousands)	2013	2012
$300 million term loan, 4.75% and 6.25% as of March 31, 2013 and December 31, 2012, respectively, due through 2018	$296,250	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	521,250	521,250
Less: Original issue discount	(1,963)	(2,892)
Less: Current portion of long-term debt	(750)	—
Long-term portion	$518,537	$518,358
Interest expense on third-party debt was $9.1 million and $6.9 million for the three months ended March 31, 2013 and 2012, respectively.

Term Loan
On February 1, 2013, we amended our previously existing $340.0 million credit agreement, consisting of a $300.0 million term loan and $40.0 million revolving credit facility. Interest on our term loan is calculated based upon LIBOR, with a floor of 1.25%, plus an applicable margin. In conjunction with this amendment, the applicable margin on the outstanding balance of $296.3 million was repriced to 3.5% from either 4.75% or 5.0% based on a leverage ratio in the original term loan. We paid $3.7 million of accrued interest, $3.0 million for a prepayment penalty, $1.3 million in arranger fees and $0.2 million in legal fees. There was no change to the terms of the revolving credit facility or the maturity date of the term loan. There was also no impact on financial covenants, liquidity or debt capacity.

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the re-pricing resulted in an extinguishment of debt for certain creditors whose balances were entirely re-paid. This repricing resulted in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $4.4 million in fees, $3.1 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. New fees and previously existing deferred financing costs allocated to the extinguishment were included in the calculation of gain or loss on early extinguishment of debt, which resulted in a loss of $3.7 million and was recorded within other income (expense) in the consolidated statement of income and comprehensive income.

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

The following schedule represents the maturities of long-term debt (in thousands):

For the twelve months ending March 31,
2014	$750
2015	3,000
2016	3,000
2017	3,000
Thereafter	511,500
$521,250
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
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of March 31, 2013, we have hedged the variability in future cash flows for forecast fuel consumption occurring through 2014. As of March 31, 2013 and December 31, 2012, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2013	As of December 31, 2012
	(in barrels)
2013	156,000	207,975
2014	108,750	108,750

	Fuel Swap Agreements
	As of March 31, 2013	As of December 31, 2012
	(% hedged - estimated consumption)
2013	57%	56%
2014	29%	29%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, on any business day, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At March 31, 2013, the fair market value of our derivative liability related to this counterparty was approximately $0.1 million. As of March 31, 2013 and December 31, 2012, we were not required to post any collateral for our fuel derivative instruments as the exposure at our parent company level did not exceed $3.0 million.
We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements as of March 31, 2013 or December 31, 2012.
At March 31, 2013 and December 31, 2012, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of	Fair Value as of
(in thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012

Fuel hedges	Other current assets	$1,103	$747
Fuel hedges	Other long-term assets	661	816
	Total Derivatives Assets	$1,764	$1,563

Fuel hedges	Current liabilities - Derivative liabilities	55	278
	Total Derivatives Liabilities	$55	$278

The effects of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three months ended March 31, 2013 and March 31, 2012 were:

	Location of Gain Recognized in Income on Derivative Instruments
		Amount of Gain Recognized in Income on Derivative Instruments
(in thousands)		For the Three Months Ended March 31,
		2013	2012

Foreign currency swap	Other income (expense)	$—	$209
Fuel hedges	Other income (expense)	572	2,285
Total		$572	$2,494

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
Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value as of		Fair Value as of
		March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Long-term bank debt	(a)	$294,282	$293,358	$300,240	$321,972
Senior secured notes		225,000	225,000	244,125	239,063
Total		$519,282	$518,358	$544,365	$561,035

(a) The carrying value of the long-term bank debt is net of $2.0 million and $3.0 million of original issue discount as of March 31, 2013 and December 31, 2012, respectively.
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
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values as of March 31, 2013 and December 31, 2012. We consider these inputs to be level 1 as all are observable and require no judgment for valuation.
The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of March 31, 2013				As of December 31, 2012
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$1,764	$—	$1,764	$—	$1,563	$—	$1,563	$—
Total Assets		$1,764	$—	$1,764	$—	$1,563	$—	$1,563	$—
Liabilities
Derivative financial instruments		$55	$—	$55	$—	$278	$—	$278	$—
Total liabilities		$55	$—	$55	$—	$278	$—	$278	$—

(a) As of March 31, 2013, derivative financial instruments of $1.1 million and $0.7 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2012, $0.7 million was classified as other current assets and $0.8 million was classified in other long-term assets.
Our derivative financial instruments in the table above consist of fuel hedge swaps. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the contract terms, such as maturity, and inputs, such as forward fuel prices, creditworthiness of the counter-party and us, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.
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
Our annual impairment tests are performed as of September 30th. As of March 31, 2013, there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived assets, goodwill and indefinite-lived intangible assets would not be recoverable.

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

Other

As mandated by the Federal Maritime Commission for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We meet this obligation by posting a $15.0 million surety bond.

In October 2012, PCH entered into a software license agreement with a third party vendor. This agreement grants PCH a non-exclusive, perpetual, royalty-free license to use the software, which is shared between us and OCI. Our portion of the license fee is $1.1 million, of which $0.3 million was paid in 2012 and $0.5 million was paid during the three months ended March 31, 2013. The balance is expected to be paid in the second quarter of 2013.
On January 31, 2013 our former President stepped down from his role and became a consultant to us. We entered into a Separation Agreement and a Consulting Agreement with our former president. Severance of $0.7 million was paid in 2013 pursuant to his employment agreement. The Consulting Agreement has a term of 24 months and has been treated as an intangible asset. At inception the non-compete clause within the agreement was valued at $0.6 million and represents an intangible asset in accordance with ASC 350 - Intangibles. The intangible asset has a finite useful life and is being amortized over the term of the agreement. For the three months ended March 31, 2013, we paid $0.1 million under this agreement. Our estimated amortization expense is $0.3 million for each year for the periods ended December 31, 2013 and 2014.
On March 22, 2013, our Chairman and Chief Executive Officer agreed to amend and extend his executive employment agreement with PCI through December 31, 2016. The amendment modifies certain terms of his existing employment agreement.
Note 7. Consolidating Financial Information
Our $225.0 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries (the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income (loss) and comprehensive income (loss) for three months ended March 31, 2013 and 2012, condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012 and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
On February 4, 2013, Seven Seas Voyager and Seven Seas Navigator exited the UK tonnage tax regime and will no longer be required to abide by certain UK specific regulations. Also on this date, we transferred these ships to new legal entities domiciled in the United States. The new vessel-owning subsidiaries are each a Guarantor. These transactions had no impact on our subsidiary guarantor financial statements within our condensed consolidating financial statements. Previously, Seven Seas Cruises S. DE R.L had charter hire agreements in place with the two UK subsidiaries, which previously owned the Seven Seas Voyager and Seven Seas Navigator. These agreements required Seven Seas Cruises S. DE R.L. to pay a daily hire fee to the subsidiary to administratively manage the vessels. The costs incurred by the vessel owning subsidiaries included deck and engine crew payroll and expenses, vessel insurance, depreciation and interest related to the terms loans. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is a Guarantor.

Our vessel-owning subsidiaries were parties to our first lien term loan as both borrowers and guarantors. The applicable outstanding debt related to the first lien term loan is included in the Guarantor accounts as well as the related interest expense and deferred financing costs through August 2012. In August 2012, Seven Seas Cruises S. DE R.L. repaid its first lien term loan and concurrently entered into a new credit agreement. As a result of this transaction, our vessel-owning subsidiaries are only guarantors on the new credit agreement. In 2011, Seven Seas Cruises S. DE R.L repaid the second lien term loan. As the loan was repaid by Seven Seas Cruises S. DE R.L., the parent company, each subsidiary remains responsible for its portion of the related debt to Seven Seas Cruises S. DE R.L. and such obligation was recorded as an intercompany payable at the subsidiary level and eliminated within the condensed consolidating balance sheets.
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
During the first quarter of 2013, we determined that we did not properly classify $1.5 million of depreciation expense in our condensed consolidating financial information footnote in our first quarter of 2012 interim period and year-ended December 31, 2012. We should have presented the $1.5 million of vessel refurbishment depreciation expense in the Parent column instead of in the Subsidiaries Guarantors column. In addition, we determined that certain intercompany transactions for the first quarter of 2012 were incorrectly classified. As a result, the Subsidiaries related party revenue should have been $3.6 million higher at $26.8 million and the Subsidiaries cruise operating expense should have been $0.4 million higher at $8.1 million. These revisions have no impact on the consolidated balance sheet, statement of income (loss) and comprehensive income (loss) or statement of cash flows for any period presented. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the error was not material to any of our previously issued financial statements. We will revise our previously issued financial statements in future filings.

Condensed Consolidating Balance Sheets
	As of March 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$118,445	$1,498	$—	$119,943
Trade and other receivable, net	10,232	207	—	10,439
Related party receivables	2,639	(198)	—	2,441
Inventories	3,874	2,674	—	6,548
Prepaid expenses	17,713	1,301	—	19,014
Intercompany receivable	354,111	40,827	(394,938)	—
Other current assets	3,688	—	—	3,688
Total current assets	510,702	46,309	(394,938)	162,073
Property and equipment, net	73,950	558,378	—	632,328
Goodwill	404,858	—	—	404,858
Intangible assets, net	83,478	—	—	83,478
Other long-term assets	33,067	—	—	33,067
Investment in subsidiaries	247,328	—	(247,328)	—
Total assets	$1,353,383	$604,687	$(642,266)	$1,315,804

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,253	$625	$—	$2,878
Intercompany payables	40,827	354,111	(394,938)	—
Accrued expenses	45,755	2,623	—	48,378
Passenger deposits	188,965	—	—	188,965
Derivative liabilities	55	—	—	55
Current portion of long-term debt	745	—	—	745
Total current liabilities	278,600	357,359	(394,938)	241,021
Long-term debt	518,537	—	—	518,537
Other long-term liabilities	12,410	—	—	12,410
Total liabilities	809,547	357,359	(394,938)	771,968
Commitments and Contingencies
Members' equity
Contributed capital	564,624	134,036	(134,036)	564,624
Accumulated (deficit) earnings	(20,788)	113,292	(113,292)	(20,788)
Total members' equity	543,836	247,328	(247,328)	543,836
Total liabilities and members' equity	$1,353,383	$604,687	$(642,266)	$1,315,804

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$98,815	$1,042	$—	$99,857
Trade and other receivable, net	7,076	203	—	7,279
Related party receivables	1,798	—	—	1,798
Inventories	4,350	2,222	—	6,572
Prepaid expenses	15,971	1,857	—	17,828
Intercompany receivable	369,828	40,910	(410,738)	—
Other current assets	2,692	—	—	2,692
Total current assets	500,530	46,234	(410,738)	136,026
Property and equipment, net	74,070	563,254	—	637,324
Goodwill	404,858	—	—	404,858
Intangible assets, net	83,556	—	—	83,556
Other long-term assets	32,950	—	—	32,950
Investment in subsidiaries	236,220	—	(236,220)	—
Total assets	$1,332,184	$609,488	$(646,958)	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,557	$926	—	$4,483
Related party payables	—	131	—	131
Intercompany payables	40,910	369,828	(410,738)	—
Accrued expenses	41,350	2,383	—	43,733
Passenger deposits	169,463	—	—	169,463
Derivative liabilities	278	—	—	278
Total current liabilities	255,558	373,268	(410,738)	218,088
Long-term debt	518,358	—	—	518,358
Other long-term liabilities	9,635	—	—	9,635
Total liabilities	783,551	373,268	(410,738)	746,081
Commitments and Contingencies
Members' equity
Contributed capital	564,372	134,036	(134,036)	564,372
Accumulated (deficit) earnings	(15,739)	102,184	(102,184)	(15,739)
Total members' equity	548,633	236,220	(236,220)	548,633
Total liabilities and members' equity	$1,332,184	$609,488	$(646,958)	$1,294,714

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended March 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$113,438	$—	$—	$113,438
Onboard and other	10,879	—	—	10,879
Related Party Revenue	—	27,639	(27,639)	—
Total revenue	124,317	27,639	(27,639)	124,317
Cruise operating expense
Commissions, transportation and other	39,915	1,998	(1,998)	39,915
Onboard and other	2,666	14	—	2,680
Payroll, related and food	16,015	3,321	—	19,336
Fuel	11,477	—	—	11,477
Other ship operating	6,593	3,046	—	9,639
Other	24,024	1,141	(23,916)	1,249
Total cruise operating expense	100,690	9,520	(25,914)	84,296
Selling and administrative	21,946	2,059	(1,725)	22,280
Depreciation and amortization	4,376	4,877	—	9,253
Total operating expense	127,012	16,456	(27,639)	115,829
Operating (loss) income	(2,695)	11,183	—	8,488
Non-operating income (expense)
Interest expense	(10,048)	—	—	(10,048)
Interest income	74	1	—	75
Other income (expense)	(3,419)	(66)	—	(3,485)
Equity in earnings of subsidiaries	11,107	—	(11,107)	—
Total non-operating income (expense)	(2,286)	(65)	(11,107)	(13,458)
Income (loss) before income taxes	(4,981)	11,118	(11,107)	(4,970)
Income tax expense, net	(68)	(11)	—	(79)
Net (loss) income	(5,049)	11,107	(11,107)	(5,049)
Total comprehensive (loss) income	$(5,049)	$11,107	$(11,107)	$(5,049)

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended March 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$110,128	$—	$—	$110,128
Onboard and other	11,288	—	—	11,288
Related Party Revenue	—	26,802	(26,802)	—
Total revenue	121,416	26,802	(26,802)	121,416
Cruise operating expense
Commissions, transportation and other	40,761	1,992	(1,931)	40,822
Onboard and other	2,256	—	—	2,256
Payroll, related and food	15,720	3,056	—	18,776
Fuel	12,113	—	—	12,113
Other ship operating	7,404	1,927	—	9,331
Other	23,403	1,128	(23,251)	1,280
Total cruise operating expense	101,657	8,103	(25,182)	84,578
Selling and administrative	20,818	1,949	(1,620)	21,147
Depreciation and amortization	3,396	6,279	—	9,675
Total operating expense	125,871	16,331	(26,802)	115,400
Operating (loss) income	(4,455)	10,471	—	6,016
Non-operating income (expense)
Interest expense	(6,149)	(1,936)	—	(8,085)
Interest income	102	1	—	103
Other income (expense)	2,492	21	—	2,513
Equity in earnings of subsidiaries	8,545	—	(8,545)	—
Total non-operating income (expense)	4,990	(1,914)	(8,545)	(5,469)
Income before income taxes	535	8,557	(8,545)	547
Income tax expense, net	(177)	(12)	—	(189)
Net income	358	8,545	(8,545)	358
Total comprehensive income	$358	$8,545	$(8,545)	$358

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$26,207	$495	$—	$26,702
Cash flows from investing activities
Purchases of property and equipment	(3,337)	—	—	(3,337)
Restricted cash	(25)	—	—	(25)
Acquisition of intangible assets	(90)	—	—	(90)
Net cash used in investing activities	(3,452)	—	—	(3,452)
Cash flows from financing activities
Debt issuance costs	(955)	—	—	(955)
Deferred payment to acquire intangible asset	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,955)	—	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(170)	(39)	—	(209)
Net increase in cash and cash equivalents	19,630	456	—	20,086
Cash and cash equivalents
Cash and cash equivalents at beginning of period	98,815	1,042	—	99,857
Cash and cash equivalents at end of period	$118,445	$1,498	$—	$119,943

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,133	$(214)	$—	$17,919
Cash flows from investing activities
Purchases of property and equipment	(4,913)	—	—	(4,913)
Restricted cash	205	—	—	205
Net cash used in investing activities	(4,708)	—	—	(4,708)
Cash flows from financing activities
Debt issuance costs	(130)	—	—	(130)
Deferred payment to acquire intangible asset	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,130)	—	—	(2,130)
Effect of exchange rate changes on cash and cash equivalents	64	14	—	78
Net increase (decrease) in cash and cash equivalents	11,359	(200)	—	11,159
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$79,130	$649	$—	$79,779

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
The above examples are not exhaustive. From time to time, new risks emerge and existing risks increase in relative importance to our operations. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in our risk factors set forth our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

As of January 1, 2013 we changed our estimate for all our ships' projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ship sales that occurred in the three month period ended March 31, 2013. This new information, in conjunction with other comparable sale data points, was used in our analysis, which includes our consideration of anticipated technological changes, long-term cruise and vacation market conditions and replacement cost of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively. The effect of the change on both operating income and net loss for the three month period ended March 31, 2013 is approximately $1.3 million of reduced depreciation expense. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.0 million. We continue to evaluate relevant new factors and circumstances, which may cause us to revise our estimate in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

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

•
Onboard and other revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also included in Onboard and other revenue is gross revenue from pre- and post-cruise hotel accommodations, shore excursions, land packages and ground transportation for which we assume the risks of loss for collections and cancellations. Certain of our cruises include free unlimited shore excursions (“FUSE”) and/or free pre-cruise hotel accommodations, and such free excursions and hotel accommodations have no revenue attributable to them. The costs for FUSE and free hotel accommodations are included in commissions, transportation and other expense in the consolidated statements of income (loss) and comprehensive income (loss).

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

•	Fuel consists of fuel costs and related delivery and storage costs.

•	Other ship operating consists of port, deck and engine, certain entertainment-related expenses, and hotel consumables expenses.

•	Other consists primarily of dry-dock, ship insurance costs, and loss on disposals of assets.
Selling and administrative expense
Selling and administrative expense includes advertising and promotional activities, as well as shoreside personnel wages, benefits and expenses relating to our worldwide offices, professional fees, information technology support, our reservation call centers, and related support activities. Such expenditures are generally expensed in the period incurred.
Key Operational and Financial Metrics, including Non-GAAP
We utilize a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. As discussed in more detail herein, we use certain non-GAAP measures, such as EBITDA, Adjusted EBITDA, Net Per Diem, Net Yield and Net Cruise Cost, which allow us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to other companies within the industry. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA is net income (loss) excluding depreciation and amortization, interest income, interest expense, other income (expense), and income tax benefit (expense), and other supplemental adjustments in connection with the calculation of certain financial ratios in accordance with our credit agreements. Management believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of our business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. Management believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast our business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments, and tax payments, and it is subject to certain additional adjustments as permitted under our debt agreement. Our use of Adjusted EBITDA may not be comparable to other companies within our industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.

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

Executive Overview
Revenue was $124.3 million, an increase of 2.4% over the first quarter of 2012 on a 1.1% decrease in capacity.
Net Yield was $480.44, an increase of 5.5% over the first quarter of 2012 while occupancy was 92.0%, an increase of 0.2 percentage points over the first quarter of 2012.
Adjusted EBITDA was $19.5 million, a 9.7% increase compared with $17.7 million in the first quarter of 2012.
Net Cruise Cost, excluding Fuel and Other expense, per APCD increased by 5.2% to $301.32 in 2013 from $286.38 in 2012, primarily driven by non-recurring restructuring charges and increased operating costs due to signing a five-year agreement in March 2012 with Wartsila to maintain the engines throughout the fleet.
Fuel expense was $11.5 million compared to $12.1 million for the first quarter of 2012 driven by lower prices and lower consumption. Fuel net of settled hedges, was $11.3 million compared to $10.9 million for the first quarter of 2012.
Other expense was $1.2 million compared to $1.3 million for the first quarter of 2012.

Results of Operations
Operating results for the three months ended March 31, 2013, compared to the same period in 2012, are shown in the following table (in thousands):

	Three Months Ended March 31,
	2013		2012
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$113,438	91.2%	$110,128	90.7%
Onboard and other	10,879	8.8%	11,288	9.3%
Total revenue	124,317	100.0%	121,416	100.0%

Cruise operating expense
Commissions, transportation and other	39,915	32.1%	40,822	33.6%
Onboard and other	2,680	2.2%	2,256	1.9%
Payroll, related and food	19,336	15.6%	18,776	15.5%
Fuel	11,477	9.2%	12,113	10.0%
Other ship operating	9,639	7.8%	9,331	7.7%
Other	1,249	1.0%	1,280	1.1%
Total cruise operating expense	84,296	67.8%	84,578	69.7%
Other operating expense
Selling and administrative	22,280	17.9%	21,147	17.4%
Depreciation and amortization	9,253	7.4%	9,675	8.0%
Total operating expense	115,829	93.2%	115,400	95.0%
Operating income	8,488	6.8%	6,016	5.0%

Non-operating income (expense)
Interest income	75	0.1%	103	0.1%
Interest expense	(10,048)	(8.1)%	(8,085)	(6.7)%
Other income (expense)	(3,485)	(2.8)%	2,513	2.1%
Total non-operating expense	(13,458)	(10.8)%	(5,469)	(4.5)%
Income before income taxes	(4,970)	(4.0)%	547	0.5%
Income tax expense	(79)	(0.1)%	(189)	(0.2)%
Net (loss) income	$(5,049)	(4.1)%	$358	0.3%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended March 31,
	2013	2012
Passenger Days Sold	156,527	157,873
APCD	170,100	171,990
Occupancy	92.0%	91.8%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(5,049)	$358
Interest income	(75)	(103)
Interest expense	10,048	8,085
Depreciation and amortization	9,253	9,675
Income tax expense, net	79	189
Other (income) expense	3,485	(2,513)
Equity-based compensation/transactions (a)	251	148
Non-recurring expenses (b)	701	397
Restructuring (c)	635	277
Fuel hedge gain (d)	147	1,232
ADJUSTED EBITDA	$19,475	$17,745

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)
Non-recurring expenses represents the net impact of time out of service as a result of unplanned and non-recurring repairs to vessels; expenses associated with consolidating corporate headquarters; non-recurring professional fees, and other costs associated with raising capital through debt and equity offerings; and certain litigation fees;

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

In the following table, Net Per Diem is calculated by dividing net revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Three Months Ended March 31,
	2013	2012
Passenger ticket revenue	$113,438	$110,128
Onboard and other revenue	10,879	11,288
Total revenue	124,317	121,416
Less:
Commissions, transportation and other expense	39,915	40,822
Onboard and other expense	2,680	2,256
Net Revenue	$81,722	$78,338

Passenger Days Sold	156,527	157,873
APCD	170,100	171,990
Net Per Diem	$522.10	$496.21
Gross Yield	730.85	705.95
Net Yield	480.44	455.48

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended March 31,
	2013	2012
Total cruise operating expense	$84,296	$84,578
Selling and administrative expense	22,280	21,147
Gross Cruise Cost	106,576	105,725
Less:
Commissions, transportation and other expense	39,915	40,822
Onboard and other expense	2,680	2,256
Net Cruise Cost	$63,981	$62,647
Less:
Fuel	11,477	12,113
Other expense	1,249	1,280
Net Cruise Cost, excluding Fuel and Other	$51,255	$49,254

APCD	170,100	171,990
Gross Cruise Cost per APCD	$626.55	$614.72
Net Cruise Cost per APCD	376.14	364.25
Net Cruise Cost, excluding Fuel and Other, per APCD	301.32	286.38

Three Months Ended March 31, 2013 ("2013") Compared to Three Months Ended March 31, 2012 ("2012")
Revenue
Total revenue increased $2.9 million or 2.4%, to $124.3 million in 2013 from $121.4 million in 2012. This increase was mainly due to:

•	Passenger ticket revenue increased $3.3 million or 3.0%, to $113.4 million in 2013 from $110.1 million in 2012, primarily due to pricing increases.

•
Onboard and other revenue decreased $0.4 million or 3.6%, to $10.9 million in 2013, from $11.3 million in 2012, primarily driven by a $0.8 million decrease in cancellation revenue, partially offset by a $0.4 million increase in revenue associated with other destination services.

Cruise Operating Expense
Total cruise operating expense decreased $0.3 million, or 0.3%, to $84.3 million in 2013, from $84.6 million in 2012. The increase was mainly due to:

•	$0.9 million decrease in Commissions, transportation and other, due to decreased air costs.

•	$0.4 million increase in Onboard and Other due to costs associated with other destination services.

•	$0.5 million increase in Payroll, related and food, due to general cost increases.

•	$0.6 million decrease in Fuel driven by a 3.8% decrease in our average cost per Metric Ton to $718 per Metric Ton in 2013 from $746 per Metric Ton in 2012 and a 1.5% decrease in consumption.

•	$0.3 million increase in Other ship operating, primarily driven by signing a five-year agreement with Wartsila to maintain the engines throughout the fleet.

Selling and Administrative Expense
Selling and administrative expense for 2013 increased $1.1 million, or 5.4%, to $22.3 million from $21.1 million for 2012. The increase was due to expenses associated with non-recurring restructuring costs of $0.7 million and increased sales and marketing expenses of $0.4 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2013 decreased $0.4 million, or 4.4%, to $9.3 million from $9.7 million for 2012. In 2013, we increased each ship's projected residual value resulting in $1.3 million of reduced depreciation expense compared to 2012. This decrease was primarily offset by an increase in depreciation on vessel refurbishment of $0.7 million.
Non-Operating Income (Expense)
Interest expense increased $2.0 million, or 24.3%, to $10.0 million in 2013, from $8.1 million in 2012. The increase was primarily driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin, which was subsequently repriced in February 2013.
Other expense increased $6.0 million to a $3.5 million loss in 2013, from a $2.5 million gain in 2012. In 2013, we had a loss on the extinguishment of debt of $3.7 million as a result of the repricing of our first lien term loan partially offset by a net gain of $0.6 million on our fuel hedge contracts. In 2012, we had a net gain of $2.3 million on fuel hedge contracts.
Net Yield
Net Yield increased by 5.5% to $480.44 for 2013 from $455.48 for 2012 primarily due to increased ticket prices and decreased product costs.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 3.3% to $376.14 in 2013 from $364.25 in 2012. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 5.2% to $301.32 in 2013 from $286.38 in 2012, primarily driven by non-recurring restructuring charges and increased operating costs due to signing a five-year agreement with Wartsila to maintain the engines throughout the fleet.

Recently Adopted and Future Application of Accounting Standards
Refer to Note 1, Basis of Presentation, within the accompanying Consolidated Financial Statements. As of January 1, 2013, we adopted Financial Accounting Standards Board ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. It requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In 2013, this pronouncement was enhanced by ASU 2013-1. This update clarifies that ordinary receivables are not within the scope of ASU 2011-11 and it applies only to derivatives, repurchase agreements, reverse purchase agreements and other securities lending transactions. The adoption did not materially impact our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. It requires an entity to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Entities must also cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. This standard was effective beginning January 1, 2013. The adoption did not materially impact our consolidated financial statements.
Refer to Note 2, Summary of Significant Accounting Policies to our audited financial statements and notes thereto included on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013 for further information on Recent Accounting Pronouncements. Additionally, as an “emerging growth company”, we have elected the option to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities increased by $8.8 million to $26.7 million in 2013, from $17.9 million in 2012, as a decrease in net income adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $1.3 million was offset by an increase in passenger deposits of $8.7 million and other working capital of $4.7 million.
Net cash used in investing activities decreased by $1.3 million to $3.5 million in 2013, from $4.7 million in 2012. The decrease was primarily due to lower capital expenditures in 2013.
Net cash used in financing activities increased $0.9 million to $3.0 million in 2013, from $2.1 million in 2012. The increase was due to costs associated with debt issuance costs associated with the repricing of our first lien credit facility in 2013.
Funding Sources and Future Commitments
As of March 31, 2013, our liquidity was $159.9 million, consisting of $119.9 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $78.9 million as of March 31, 2013, as compared to our working capital deficit of $100.5 million as of March 31, 2012. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to (1) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date, however the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down revolving credit facilities, or any other use of cash.
In addition, we financed the purchase of our ships through long-term credit agreements of which the current portion of these instruments increase our working capital deficit. The current portion of long-term debt was $0.8 million, at March 31, 2013. We generated substantial cash flows from operations, and our business model, along with our revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have contractual obligations of which our debt maturities represent our largest funding requirement. As of March 31, 2013, we have $521.3 million in future debt maturities, of which $0.8 million is payable through March 31, 2014.
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

Contractual Obligations
As of March 31, 2013, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Activities:
Interest on long-term debt (1)	$205,829	$34,603	$68,885	$68,315	$34,026
Operating lease obligations	1,491	747	744	—	—
Maintenance contract obligations (2)	6,685	1,707	3,414	1,564	—
Investing Activities:
Purchase obligations - equipment	5,827	1,572	2,834	1,421	—
Acquisition of intangible asset (3)	526	138	388	—	—
Financing Activities:
Long-term debt (4)	521,250	750	6,000	6,000	508,500
Capital lease obligation (5)	9,521	883	1,833	1,926	4,879
Total	$751,129	$40,400	$84,098	$79,226	$547,405

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon LIBOR, with a floor of 1.25%, plus the applicable margin ('All In Rate'). At March 31, 2013, the All In Rate was 4.75% and was used to estimate all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(2)
Amounts represent obligations under the five year maintenance agreement with a third party vendor for certain equipment purchases and monthly maintenance fees. The contract was signed on March 1, 2012 and has a term of sixty months.

(3)	Amounts represent obligations under the consulting agreement between PCH and our former President. The contract was effective on January 31, 2013 and has a term of twenty-four months.

(4)
Amounts represent debt obligations with initial terms in excess of one year. The contractual obligation under long-term debt does not reflect any excess cash flow payments we may be required to make pursuant to our senior secured credit facilities.

(5)	Amounts represent capital lease obligations with initial terms in excess of one year.

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

Debt Covenants
Our credit agreements contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of March 31, 2013, we are in compliance with all debt covenants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. For a discussion of our hedging strategies on market risks see Note 4, Derivative Instruments, Hedging Activities and Fair Value Measurements in the accompanying notes to consolidated financial statements and Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K (333-178244) filed with the SEC on March 8, 2013.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 9.2% and 10.0% for the three months ended March 31, 2013 and 2012, respectively. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income.
As of March 31, 2013 we have fuel derivative swap agreements with an aggregate notional amount of approximately $23.2 million maturing through 2014. These agreements hedge approximately 57% and 29% of our estimated fuel consumption in 2013 and 2014, respectively. The estimated fair value of these contracts at March 31, 2013 was approximately $1.8 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of March 31, 2013, that all were effective.
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
PART II – OTHER INFORMATION
Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.1	Amendment No.1 to Credit agreement	10-K	10.14	March 8, 2013
10.2	Frank J. Del Rio Employment Contract				X
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: May 10, 2013	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: May 10, 2013	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer