Form 10-Q
period 2013-06-30
Seven Seas Cruises S. DE R.L.
filed 2013-08-09
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

SEVEN SEAS CRUISES S. DE R.L.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$161,007	$99,857
Trade and other receivables, net	11,549	7,279
Related party receivables	—	1,798
Inventories	7,056	6,572
Prepaid expenses	19,755	17,828
Other current assets	2,282	2,692
Total current assets	201,649	136,026
Property and equipment, net	625,585	637,324
Goodwill	404,858	404,858
Intangible assets, net	82,760	83,556
Other long-term assets	23,937	32,950
Total assets	$1,338,789	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,188	$4,483
Related party payables	1,290	131
Accrued expenses	44,931	43,733
Passenger deposits	208,281	169,463
Derivative liabilities	154	278
Current portion of long-term debt	1,495	—
Total current liabilities	258,339	218,088
Long-term debt	517,863	518,358
Other long-term liabilities	12,112	9,635
Total liabilities	788,314	746,081
Commitments and contingencies
Members' equity
Contributed capital	564,801	564,372
Accumulated deficit	(14,326)	(15,739)
Total members' equity	550,475	548,633
Total liabilities and members' equity	$1,338,789	$1,294,714

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Passenger ticket	$129,774	$119,548	$243,212	$229,676
Onboard and other	12,962	11,932	23,841	23,220
Total revenue	142,736	131,480	267,053	252,896

Cruise operating expense
Commissions, transportation and other	49,293	46,468	89,209	87,290
Onboard and other	3,795	3,153	6,475	5,409
Payroll, related and food	20,084	19,245	39,420	38,021
Fuel	10,052	10,435	21,529	22,547
Other ship operating	12,075	11,040	21,714	20,371
Other	1,272	5,844	2,521	7,124
Total cruise operating expense	96,571	96,185	180,868	180,762
Other operating expense
Selling and administrative	19,269	16,854	41,549	38,001
Depreciation and amortization	9,115	9,868	18,368	19,543
Total operating expense	124,955	122,907	240,785	238,306
Operating income	17,781	8,573	26,268	14,590

Non-operating income (expense)
Interest income	64	122	139	225
Interest expense	(9,643)	(7,982)	(19,691)	(16,066)
Other income (expense)	(1,711)	(4,527)	(5,195)	(2,015)
Total non-operating expense	(11,290)	(12,387)	(24,747)	(17,856)
Income (loss) before income taxes	6,491	(3,814)	1,521	(3,266)
Income tax expense	(30)	(11)	(109)	(201)
Net income (loss)	$6,461	$(3,825)	$1,412	$(3,467)

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,412	$(3,467)
Adjustments:
Depreciation and amortization	18,368	19,543
Amortization of deferred financing costs	1,016	1,577
Accretion of debt discount	360	218
Stock-based compensation	429	499
Unrealized gain on derivative contracts	1,203	2,710
Write-off deferred financing costs and debt discount	2,500	—
Prepayment penalty, excluded from loss on early extinguishment of debt	(2,093)	—
Other, net	(1)	275
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,472)	(909)
Prepaid expenses and other current assets	(1,366)	(1,240)
Inventories	(485)	(881)
Accounts payable and accrued expenses	2,282	52
Passenger deposits	40,259	35,689
Net cash provided by operating activities	61,412	54,066
Cash flows from investing activities
Purchases of property and equipment	(4,955)	(14,135)
Change in restricted cash	7,970	509
Acquisition of intangible assets	(127)	—
Net cash provided by (used in) investing activities	2,888	(13,626)
Cash flows from financing activities
Debt issuance costs	(959)	(374)
Deferred payment to acquire intangible asset	(2,000)	(2,000)
Net cash used in financing activities	(2,959)	(2,374)

Effect of exchange rate changes on cash and cash equivalents	(191)	3
Net increase in cash and cash equivalents	61,150	38,069
Cash and cash equivalents
Beginning of period	99,857	68,620
End of period	$161,007	$106,689

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.General
Basis of Presentation
Seven Seas Cruises S. DE R.L. (“SSC”, “we” or “our”) is a Panamanian sociedad de responsibilidad limitada organized on November 7, 2007, and is owned by Classic Cruises, LLC (“CCL I”) and Classic Cruises II, LLC (“CCL II”). CCL I and CCL II are Delaware companies and each company owns 50% of SSC. Prestige Cruise Holdings, Inc. (“PCH”) owns both CCL I and CCL II. PCH is a 100%-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. (“PCI”). PCI is controlled by funds affiliated with Apollo Global Management, LLC (“Apollo”). We commenced operations on February 1, 2008 upon the consummation of the Regent Seven Seas acquisition when we acquired substantially all the assets of Regent Seven Seas Cruises.
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
The accompanying consolidated balance sheet at June 30, 2013 and the consolidated statements of income (loss) for the three and six months ended June 30, 2013 and 2012 and consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited, and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 and notes thereto included in our annual report on Form 10-K. Our operations are seasonal, and results from our interim periods are not necessarily indicative of the results to be expected for the entire year.
Significant Accounting Policies
Property and Equipment
As of January 1, 2013 we changed our estimate for all our ships' projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ships that occurred in the three month period ended March 31, 2013. This new information, in conjunction with other comparable sale data points, was used in our analysis, which includes our consideration of anticipated technological changes, long-term cruise and vacation market conditions and replacement cost of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively as of January 1, 2013. The effect of the change on both operating income and net loss for the three and six month period ended June 30, 2013 is approximately $1.3 million and $2.6 million of reduced depreciation expense. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.0 million. We continue to evaluate relevant new factors and circumstances, which may cause us to revise our estimate in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

Other
During 2012, we increased our passenger ticket revenue and commissions, transportation and other expenses by $1.6 million during the six months ended June 30, 2012. There was no impact to the consolidated statements of income (loss) for the three months ended June 30, 2012. This revision relates to certain included costs that were originally recorded as a reduction of passenger ticket revenue and should have been recorded as commissions, transportation and other costs. We assessed the materiality of these errors on the previously issued financial statements in accordance with ASC 250-10-S99, the Securities and Exchange Commission ("SEC") guidance, Staff Accounting Bulletin No. 99, Materiality ("SAB 99") and the amounts recorded were deemed immaterial to previously issued unaudited quarterly financial statements and had no impact on net income or cash flows.

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
Note 2.    Property and Equipment, net
During the six months ended June 30, 2013, property and equipment, net decreased $11.7 million. Depreciation expense on assets in service was $8.2 million and $9.1 million for the three months ended June 30, 2013 and 2012, respectively, and $16.6 million and $18.1 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures totaled $1.6 million and $9.2 million for the three months ended June 30, 2013 and 2012, respectively and $5.0 million and $14.1 million for the six months ended June 30, 2013 and 2012, respectively.

Note 3.    Debt

	June 30,	December 31,
(in thousands)	2013	2012
$300 million term loan, 4.75% and 6.25% as of June 30, 2013 and December 31, 2012, respectively, due through 2018	$296,250	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	521,250	521,250
Less: Original issue discount	(1,892)	(2,892)
Less: Current portion of long-term debt	(1,495)	—
Long-term portion	$517,863	$518,358
Interest expense on third-party debt was $8.7 million and $6.9 million for the three months ended June 30, 2013 and 2012, respectively, and was $17.8 million and $13.8 million for the six months ended June 30, 2013 and 2012, respectively.
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

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the re-pricing resulted in an extinguishment of debt for certain creditors whose balances were entirely re-paid. This repricing resulted in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $4.4 million in fees, $3.1 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. New fees and previously existing deferred financing costs allocated to the extinguishment were included in the calculation of gain or loss on early extinguishment of debt, which resulted in a loss of $3.7 million and was recorded within other income (expense) in the consolidated statement of income (loss).

Our credit agreement contains a number of covenants that impose operating and financial restrictions, including restrictions on us and our subsidiaries' ability to, among other things, incur additional indebtedness, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, primarily our ships. All of our debt is collateralized by our vessels. We believe that based on our cash on hand and expected future operating cash inflows, we will have sufficient cash flow to fund operations, meet our debt service requirements, and maintain compliance with the financial covenants under our credit agreements over the next twelve-month period.

The following schedule represents the maturities of long-term debt (in thousands):

For the twelve months ending June 30,
2014	$1,500
2015	3,000
2016	3,000
2017	3,000
Thereafter	510,750
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
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income (loss). As of June 30, 2013, we have hedged the variability in future cash flows for forecast fuel consumption occurring through December 2014. As of June 30, 2013 and December 31, 2012, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2013	As of December 31, 2012
	(in barrels)
2013	118,800	207,975
2014	142,050	108,750

	Fuel Swap Agreements
	As of June 30, 2013	As of December 31, 2012
	(% hedged - estimated consumption)
2013	66%	56%
2014	38%	29%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, on any business day, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At June 30, 2013, the fair market value of our derivative liability related to this counterparty was approximately $0.1 million. As of June 30, 2013 and December 31, 2012, we were not required to post any collateral for our fuel derivative instruments as the exposure at our parent company level did not exceed $3.0 million.
We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements as of June 30, 2013 or December 31, 2012.

At June 30, 2013 and December 31, 2012, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of	Fair Value as of
(in thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012

Fuel hedges	Other current assets	$161	$747
Fuel hedges	Other long-term assets	75	816
	Total Derivatives Assets	$236	$1,563

Fuel hedges	Current liabilities - Derivative liabilities	$154	$278
	Total Derivatives Liabilities	$154	$278

The effects of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2013 and June 30, 2012 were:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments
		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
(in thousands)		For the Three Months Ended June 30,
		2013	2012

Foreign currency swap	Other income (expense)	$—	$(216)
Fuel hedges	Other income (expense)	(1,676)	(3,687)
Total		$(1,676)	$(3,903)

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
(in thousands)		For the Six Months Ended June 30,
		2013	2012

Foreign currency swap	Other income (expense)	$(5)	$(7)
Fuel hedges	Other income (expense)	(1,100)	(1,402)
Total		$(1,105)	$(1,409)

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

Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value as of		Fair Value as of
		June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Long-term bank debt	(a)	$294,358	$293,358	$312,209	$321,972
Senior secured notes		225,000	225,000	239,063	239,063
Total		$519,358	$518,358	$551,272	$561,035

(a) The carrying value of the long-term bank debt is net of $1.9 million and $2.9 million of original issue discount as of June 30, 2013 and December 31, 2012, respectively.
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
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values as of June 30, 2013 and December 31, 2012. We consider these inputs to be level 1 as all are observable and require no judgment for valuation.
The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of June 30, 2013				As of December 31, 2012
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$236	$—	$236	$—	$1,563	$—	$1,563	$—
Total Assets		$236	$—	$236	$—	$1,563	$—	$1,563	$—
Liabilities
Derivative financial instruments		$154	$—	$154	$—	$278	$—	$278	$—
Total liabilities		$154	$—	$154	$—	$278	$—	$278	$—
(a) As of June 30, 2013, derivative financial instruments of $161,000 and $75,000 are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2012, $747,000 was classified as other current assets and $816,000 was classified in other long-term assets.
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
Our annual impairment tests are performed as of September 30th. As of June 30, 2013, there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived assets, goodwill and indefinite-lived intangible assets would not be recoverable.

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

Other

As mandated by the Federal Maritime Commission for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We meet this obligation by posting a $15.0 million surety bond. Our surety bond obligation will increase to $22.0 million in April 2014 and $30.0 million in April 2015.

In October 2012, PCH entered into a software license agreement with a third party vendor. This agreement grants PCH a non-exclusive, perpetual, royalty-free license to use the software, which is shared between us and OCI. Our portion of the license fee is $1.1 million, of which $0.3 million was paid in 2012 and $0.5 million was paid during the six months ended June 30, 2013. The balance is expected to be paid in the second half of 2013.
On January 31, 2013 our former President stepped down from his role and became a consultant to us. We entered into a Separation Agreement and a Consulting Agreement with our former president. Severance of $0.7 million was paid pursuant to his employment agreement. The Consulting Agreement has a term of 24 months and has been treated as an intangible asset. At inception the non-compete clause within the agreement was valued at $0.6 million and represents an intangible asset in accordance with ASC 350 - Intangibles. The intangible asset has a finite useful life and is being amortized over the term of the agreement. For the six months ended June 30, 2013, we paid $0.1 million under this agreement. Our estimated amortization expense is $0.3 million for each year for the periods ended December 31, 2013 and 2014.

On March 22, 2013, our Chairman and Chief Executive Officer agreed to amend and extend his executive employment agreement with PCI through December 31, 2016. The amendment modifies certain terms of his existing employment agreement.
Note 6. Subsequent Events

On July 5, 2013, we entered into a definitive contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named the Seven Seas Explorer. Under the terms of the contract, we will pay approximately $450 million to Fincantieri for the new vessel. Financing for the project was arranged by Crédit Agricole Corporate and Investment Bank with support from SACE SpA, Italy’s export credit agency. During July 2013, we made a payment of approximately $22.0 million to Fincantieri for the initial installment payment for the Seven Seas Explorer.

On July 31, 2013, we entered into a loan agreement providing for borrowings of up to $440 million with a syndicate of financial institutions to finance 80% of the contract cost of the Seven Seas Explorer plus the export credit agency premium. Borrowings under this loan agreement will bear interest, at our election, at either (i) a fixed rate of 3.43% per year, or (ii) LIBOR plus 2.8% per year. Our commitment fee is 1.1% per year on the undrawn loan amount. Guarantees under this loan agreement are provided by us and PCH. The twelve year fully amortizing loan requires semi-annual principal and interest payments commencing six months following the draw-down date.

Note 7. Consolidating Financial Information
Our $225.0 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries (the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income (loss) for three and six months ended June 30, 2013 and 2012, condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
On February 4, 2013, Seven Seas Voyager and Seven Seas Navigator exited the UK tonnage tax regime and will no longer be required to abide by certain UK specific regulations. Also on this date, we transferred these ships to new legal entities domiciled in the United States. The new vessel-owning subsidiaries are each a Guarantor. These transactions had no impact on our subsidiary guarantor financial statements within our condensed consolidating financial statements. Previously, Seven Seas Cruises S. DE R.L had charter hire agreements in place with the two UK subsidiaries, which previously owned the Seven Seas Voyager and Seven Seas Navigator. These agreements required Seven Seas Cruises S. DE R.L. to pay a daily hire fee to the subsidiary to administratively manage the vessels. The costs incurred by the vessel owning subsidiaries included deck and engine, crew payroll and expenses, vessel insurance, depreciation and interest related to the terms loans. These charter hire agreements have been novated to the new legal entities. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is a Guarantor.

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
During the first quarter of 2013, we determined that we did not properly classify $1.5 million of depreciation expense in our condensed consolidating financial information footnote in our six months ended June 30, 2012 and year ended December 31, 2012. We should have presented the $1.5 million of vessel refurbishment depreciation expense in the Parent column instead of in the Subsidiaries Guarantors column. These revisions have no impact on the consolidated balance sheet, statement of income (loss) or statement of cash flows for any period presented. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the error was not material to any of our previously issued financial statements. We will revise our previously issued financial statements in future filings.

Condensed Consolidating Balance Sheets
	As of June 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$159,215	$1,792	$—	$161,007
Trade and other receivable, net	11,339	210	—	11,549
Related party receivables	—	—	—	—
Inventories	4,460	2,596	—	7,056
Prepaid expenses	19,004	751	—	19,755
Intercompany receivable	339,006	41,050	(380,056)	—
Other current assets	2,282	—	—	2,282
Total current assets	535,306	46,399	(380,056)	201,649
Property and equipment, net	72,075	553,510	—	625,585
Goodwill	404,858	—	—	404,858
Intangible assets, net	82,760	—	—	82,760
Other long-term assets	23,937	—	—	23,937
Investment in subsidiaries	257,754	—	(257,754)	—
Total assets	$1,376,690	$599,909	$(637,810)	$1,338,789

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$1,404	$784	$—	$2,188
Related party payables	1,461	(171)	—	1,290
Intercompany payables	41,050	339,006	(380,056)	—
Accrued expenses	42,395	2,536	—	44,931
Passenger deposits	208,281	—	—	208,281
Derivative liabilities	154	—	—	154
Current portion of long-term debt	1,495	—	—	1,495
Total current liabilities	296,240	342,155	(380,056)	258,339
Long-term debt	517,863	—	—	517,863
Other long-term liabilities	12,112	—	—	12,112
Total liabilities	826,215	342,155	(380,056)	788,314
Commitments and Contingencies
Members' equity
Contributed capital	564,801	134,036	(134,036)	564,801
Accumulated (deficit) earnings	(14,326)	123,718	(123,718)	(14,326)
Total members' equity	550,475	257,754	(257,754)	550,475
Total liabilities and members' equity	$1,376,690	$599,909	$(637,810)	$1,338,789

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$98,815	$1,042	$—	$99,857
Trade and other receivable, net	7,076	203	—	7,279
Related party receivables	1,798	—	—	1,798
Inventories	4,350	2,222	—	6,572
Prepaid expenses	15,971	1,857	—	17,828
Intercompany receivable	369,828	40,910	(410,738)	—
Other current assets	2,692	—	—	2,692
Total current assets	500,530	46,234	(410,738)	136,026
Property and equipment, net	74,070	563,254	—	637,324
Goodwill	404,858	—	—	404,858
Intangible assets, net	83,556	—	—	83,556
Other long-term assets	32,950	—	—	32,950
Investment in subsidiaries	236,220	—	(236,220)	—
Total assets	$1,332,184	$609,488	$(646,958)	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,557	$926	$—	$4,483
Related party payables	—	131	—	131
Intercompany payables	40,910	369,828	(410,738)	—
Accrued expenses	41,350	2,383	—	43,733
Passenger deposits	169,463	—	—	169,463
Derivative liabilities	278	—	—	278
Total current liabilities	255,558	373,268	(410,738)	218,088
Long-term debt	518,358	—	—	518,358
Other long-term liabilities	9,635	—	—	9,635
Total liabilities	783,551	373,268	(410,738)	746,081
Commitments and Contingencies
Members' equity
Contributed capital	564,372	134,036	(134,036)	564,372
Accumulated (deficit) earnings	(15,739)	102,184	(102,184)	(15,739)
Total members' equity	548,633	236,220	(236,220)	548,633
Total liabilities and members' equity	$1,332,184	$609,488	$(646,958)	$1,294,714

Condensed Consolidating Statements of Income
	Three Months Ended June 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$129,774	$—	$—	$129,774
Onboard and other	12,952	10	—	12,962
Related Party Revenue	—	27,910	(27,910)	—
Total revenue	142,726	27,920	(27,910)	142,736
Cruise operating expense
Commissions, transportation and other	49,250	1,528	(1,485)	49,293
Onboard and other	3,791	4	—	3,795
Payroll, related and food	16,743	3,341	—	20,084
Fuel	10,052	—	—	10,052
Other ship operating	7,659	4,416	—	12,075
Other	24,235	1,217	(24,180)	1,272
Total cruise operating expense	111,730	10,506	(25,665)	96,571
Selling and administrative	19,404	2,110	(2,245)	19,269
Depreciation and amortization	4,239	4,876	—	9,115
Total operating expense	135,373	17,492	(27,910)	124,955
Operating income	7,353	10,428	—	17,781
Non-operating (expense) income
Interest income	63	1	—	64
Interest expense	(9,643)	—	—	(9,643)
Other income (expense)	(1,718)	7	—	(1,711)
Equity in earnings of subsidiaries	10,428	—	(10,428)	—
Total non-operating expense	(870)	8	(10,428)	(11,290)
Income before income taxes	6,483	10,436	(10,428)	6,491
Income tax expense, net	(22)	(8)	—	(30)
Net income	$6,461	$10,428	$(10,428)	$6,461

Condensed Consolidating Statements of Income (Loss)
	Three Months Ended June 30, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$119,548	$—	$—	$119,548
Onboard and other	11,926	6	—	11,932
Related Party Revenue	—	26,302	(26,302)	—
Total revenue	131,474	26,308	(26,302)	131,480
Cruise operating expense
Commissions, transportation and other	46,492	1,407	(1,431)	46,468
Onboard and other	3,153	—	—	3,153
Payroll, related and food	16,171	3,074	—	19,245
Fuel	10,435	—	—	10,435
Other ship operating	7,505	3,535	—	11,040
Other	27,989	1,106	(23,251)	5,844
Total cruise operating expense	111,745	9,122	(24,682)	96,185
Selling and administrative	16,562	1,912	(1,620)	16,854
Depreciation and amortization	3,576	6,292	—	9,868
Total operating expense	131,883	17,326	(26,302)	122,907
Operating (loss) income	(409)	8,982	—	8,573
Non-operating (expense) income
Interest income	121	1	—	122
Interest expense	(6,113)	(1,869)	—	(7,982)
Other income (expense)	(4,474)	(53)	—	(4,527)
Equity in earnings of subsidiaries	7,046	—	(7,046)	—
Total non-operating expense	(3,420)	(1,921)	(7,046)	(12,387)
(Loss) income before income taxes	(3,829)	7,061	(7,046)	(3,814)
Income tax benefit (expense), net	4	(15)	—	(11)
Net (loss) income	$(3,825)	$7,046	$(7,046)	$(3,825)

Condensed Consolidating Statements of Income
	Six Months Ended June 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$243,212	$—	$—	$243,212
Onboard and other	23,831	10	—	23,841
Related Party Revenue	—	55,548	(55,548)	—
Total revenue	267,043	55,558	(55,548)	267,053
Cruise operating expense
Commissions, transportation and other	89,166	3,526	(3,483)	89,209
Onboard and other	6,457	18	—	6,475
Payroll, related and food	32,758	6,662	—	39,420
Fuel	21,529	—	—	21,529
Other ship operating	14,253	7,461	—	21,714
Other	48,258	2,358	(48,095)	2,521
Total cruise operating expense	212,421	20,025	(51,578)	180,868
Selling and administrative	41,350	4,169	(3,970)	41,549
Depreciation and amortization	8,614	9,754	—	18,368
Total operating expense	262,385	33,948	(55,548)	240,785
Operating income	4,658	21,610	—	26,268
Non-operating (expense) income
Interest income	137	2	—	139
Interest expense	(19,691)	—	—	(19,691)
Other income (expense)	(5,136)	(59)	—	(5,195)
Equity in earnings of subsidiaries	21,533	—	(21,533)	—
Total non-operating expense	(3,157)	(57)	(21,533)	(24,747)
Income before income taxes	1,501	21,553	(21,533)	1,521
Income tax expense, net	(89)	(20)	—	(109)
Net income	$1,412	$21,533	$(21,533)	$1,412

Condensed Consolidating Statements of Income (Loss)
	Six Months Ended June 30, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$229,676	$—	$—	$229,676
Onboard and other	23,214	6	—	23,220
Related Party Revenue	—	53,103	(53,103)	—
Total revenue	252,890	53,109	(53,103)	252,896
Cruise operating expense
Commissions, transportation and other	87,253	3,399	(3,362)	87,290
Onboard and other	5,409	—	—	5,409
Payroll, related and food	31,891	6,130	—	38,021
Fuel	22,547	—	—	22,547
Other ship operating	14,909	5,462	—	20,371
Other	51,391	2,234	(46,501)	7,124
Total cruise operating expense	213,400	17,225	(49,863)	180,762
Selling and administrative	37,380	3,861	(3,240)	38,001
Depreciation and amortization	6,972	12,571	—	19,543
Total operating expense	257,752	33,657	(53,103)	238,306
Operating (loss) income	(4,862)	19,452	—	14,590
Non-operating income (expense)
Interest income	223	2	—	225
Interest expense	(12,262)	(3,804)	—	(16,066)
Other income (expense)	(1,983)	(32)	—	(2,015)
Equity in earnings of subsidiaries	15,590	—	(15,590)	—
Total non-operating income (expense)	1,568	(3,834)	(15,590)	(17,856)
(Loss) income before income taxes	(3,294)	15,618	(15,590)	(3,266)
Income tax expense, net	(173)	(28)	—	(201)
Net (loss) income	$(3,467)	$15,590	$(15,590)	$(3,467)

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$60,615	$797	$—	$61,412
Cash flows from investing activities
Purchases of property and equipment	(4,945)	(10)	—	(4,955)
Restricted cash	7,970	—	—	7,970
Acquisition of intangible assets	(127)	—	—	(127)
Net cash provided by investing activities	2,898	(10)	—	2,888
Cash flows from financing activities
Debt issuance costs	(959)	—	—	(959)
Deferred payment to acquire intangible asset	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,959)	—	—	(2,959)
Effect of exchange rate changes on cash and cash equivalents	(154)	(37)	—	(191)
Net increase in cash and cash equivalents	60,400	750	—	61,150
Cash and cash equivalents
Cash and cash equivalents at beginning of period	98,815	1,042	—	99,857
Cash and cash equivalents at end of period	$159,215	$1,792	$—	$161,007

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$52,812	$1,254	$—	$54,066
Cash flows from investing activities
Purchases of property and equipment	(14,135)	—	—	(14,135)
Restricted cash	509	—	—	509
Net cash used in investing activities	(13,626)	—	—	(13,626)
Cash flows from financing activities
Debt issuance costs	(374)	—	—	(374)
Deferred payment to acquire intangible asset	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,374)	—	—	(2,374)
Effect of exchange rate changes on cash and cash equivalents	3	—	—	3
Net increase in cash and cash equivalents	36,815	1,254	—	38,069
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$104,586	$2,103	$—	$106,689

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
The above examples are not exhaustive. From time to time, new risks emerge and existing risks increase in relative importance to our operations. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in our risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

As of January 1, 2013 we changed our estimate for all our ships' projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ship sales that occurred in the three month period ended March 31, 2013. This new information, in conjunction with other comparable sale data points, was used in our analysis, which includes our consideration of anticipated technological changes, long-term cruise and vacation market conditions and replacement cost of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively. The effect of the change on both operating income and net loss for the three and sixth month period ended June 30, 2013 is approximately $1.3 million and $2.6 million of reduced depreciation expense, respectively. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.0 million. We continue to evaluate relevant new factors and circumstances, which may cause us to revise our estimate in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

Seasonality
Our revenues are seasonal, based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, we deploy our ships to South America, Asia, Australia, South Pacific and the Caribbean during the Northern Hemisphere winter months.

Financial Presentation
Description of Certain Line Items
Revenues
Our revenue consists of the following:

•
Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits and certain included passenger shipboard event costs. Also included is gross revenue for air and related ground transportation sales.

•
Onboard and other revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also included in Onboard and other revenue is gross revenue from pre- and post-cruise hotel accommodations, shore excursions, land packages and ground transportation for which we assume the risks of loss for collections and cancellations. Our cruises include free unlimited shore excursions (“FUSE”) and free pre-cruise hotel accommodations, and such free excursions and hotel accommodations have no revenue attributable to them. The costs for FUSE and free hotel accommodations are included in commissions, transportation and other expense in the consolidated statements of income (loss) and comprehensive income (loss).

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

•	Fuel consists of fuel costs and related delivery and storage costs.

•	Other ship operating consists of port, deck and engine, certain entertainment-related expenses, and hotel consumables expenses.

•	Other consists primarily of drydock, ship insurance costs, and loss on disposals of assets.
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

Executive Overview
Revenue was $142.7 million, an increase of 8.6% over the second quarter of 2012 on a 5.4% increase in capacity as there were no drydocks in the second quarter of 2013 while there was a scheduled drydock of the Seven Seas Navigator during the second quarter of 2012.
Adjusted EBITDA was $28.5 million, a 47.0% increase compared with $19.4 million in the second quarter of 2012.
Net Yield for the second quarter of 2013 increased 3.9% to $521.24 while Net Income was $6.5 million in the second quarter of 2013 compared to a loss of $3.8 million in the second quarter of 2012.
Net Cruise Cost, excluding Fuel and Other expense, per APCD increased by 3.5% to $299.02 in 2013 from $288.90 in 2012, primarily driven by increased sales and marketing costs.
Fuel expense net of settled hedges was $10.1 million compared to $10.4 million for the second quarter of 2012 driven by lower prices partially offset by an increase in metric tons consumed although with a slightly lower consumption per APCD.
In July 2013, we announced that we entered into a definitive contract with Italy's Fincantieri shipyard to build a 738 passenger vessel at an approximate cost of $450 million with delivery scheduled in summer 2016. We believe that the ship, to be named Seven Seas Explorer, will be the most luxurious cruise ship built in the modern era of cruising.

Results of Operations
Operating results for the three months ended June 30, 2013, compared to the same period in 2012, are shown in the following table (in thousands):

	Three Months Ended June 30,
	2013		2012
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$129,774	90.9%	$119,548	90.9%
Onboard and other	12,962	9.1%	11,932	9.1%
Total revenue	142,736	100.0%	131,480	100.0%

Cruise operating expense
Commissions, transportation and other	49,293	34.5%	46,468	35.3%
Onboard and other	3,795	2.7%	3,153	2.4%
Payroll, related and food	20,084	14.1%	19,245	14.6%
Fuel	10,052	7.0%	10,435	7.9%
Other ship operating	12,075	8.5%	11,040	8.4%
Other	1,272	0.9%	5,844	4.4%
Total cruise operating expense	96,571	67.7%	96,185	73.2%
Other operating expense
Selling and administrative	19,269	13.5%	16,854	12.8%
Depreciation and amortization	9,115	6.4%	9,868	7.5%
Total operating expense	124,955	87.5%	122,907	93.5%
Operating income	17,781	12.5%	8,573	6.5%

Non-operating income (expense)
Interest income	64	—%	122	0.1%
Interest expense	(9,643)	(6.8)%	(7,982)	(6.1)%
Other income (expense)	(1,711)	(1.2)%	(4,527)	(3.4)%
Total non-operating expense	(11,290)	(7.9)%	(12,387)	(9.4)%
Income (loss) before income taxes	6,491	4.5%	(3,814)	(2.9)%
Income tax expense	(30)	—%	(11)	—%
Net income (loss)	$6,461	4.5%	$(3,825)	(2.9)%

Operating results for the six months ended June 30, 2013, compared to the same period in 2012, are shown in the following table (in thousands):

	Six Months Ended June 30,
	2013		2012
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$243,212	91.1%	$229,676	90.8%
Onboard and other	23,841	8.9%	23,220	9.2%
Total revenue	267,053	100.0%	252,896	100.0%

Cruise operating expense
Commissions, transportation and other	89,209	33.4%	87,290	34.5%
Onboard and other	6,475	2.4%	5,409	2.1%
Payroll, related and food	39,420	14.8%	38,021	15.0%
Fuel	21,529	8.1%	22,547	8.9%
Other ship operating	21,714	8.1%	20,371	8.1%
Other	2,521	0.9%	7,124	2.8%
Total cruise operating expense	180,868	67.7%	180,762	71.5%
Other operating expense
Selling and administrative	41,549	15.6%	38,001	15.0%
Depreciation and amortization	18,368	6.9%	19,543	7.7%
Total operating expense	240,785	90.2%	238,306	94.2%
Operating income	26,268	9.8%	14,590	5.8%

Non-operating income (expense)
Interest income	139	0.1%	225	0.1%
Interest expense	(19,691)	(7.4)%	(16,066)	(6.4)%
Other income (expense)	(5,195)	(1.9)%	(2,015)	(0.8)%
Total non-operating expense	(24,747)	(9.3)%	(17,856)	(7.1)%
Income (loss) before income taxes	1,521	0.6%	(3,266)	(1.3)%
Income tax expense	(109)	—%	(201)	(0.1)%
Net income (loss)	$1,412	0.5%	$(3,467)	(1.4)%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Passenger Days Sold	166,583	160,101	323,110	317,974
APCD	171,990	163,170	342,090	335,160
Occupancy	96.9%	98.1%	94.5%	94.9%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$6,461	$(3,825)	$1,412	$(3,467)
Interest income	(64)	(122)	(139)	(225)
Interest expense	9,643	7,982	19,691	16,066
Depreciation and amortization	9,115	9,868	18,368	19,543
Income tax expense, net	30	11	109	201
Other (income) expense	1,711	4,527	5,196	2,015
Equity-based compensation/transactions (a)	178	351	429	499
Non-recurring expenses (b)	1,156	27	1,857	424
Restructuring (c)	315	172	950	449
Fuel hedge (loss) gain (d)	(84)	69	64	1,301
Loss on disposal (e)	—	304	—	304
Adjusted EBITDA	$28,461	$19,364	$47,937	$37,110

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)
Non-recurring expenses represents the net impact of time out of service as a result of unplanned and non-recurring repairs to vessels; expenses associated with non-recurring professional fees and other costs associated with raising capital through debt and equity offerings; and certain litigation fees;

(c)	Restructuring charges represents non-recurring expenses associated with personnel changes and other corporate reorganizations to improve efficiencies.

(d)	Fuel hedge (loss) gain represents the realized gain on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(e)	Loss on disposal represents write-off of property and equipment during drydocks.

In the following table, Net Per Diem is calculated by dividing net revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Passenger ticket revenue	$129,774	$119,548	$243,212	$229,676
Onboard and other revenue	12,962	11,932	23,841	23,220
Total revenue	142,736	131,480	267,053	252,896
Less:
Commissions, transportation and other expense	49,293	46,468	89,209	87,290
Onboard and other expense	3,795	3,153	6,475	5,409
Net Revenue	$89,648	$81,859	$171,369	$160,197

Passenger Days Sold	166,583	160,101	323,110	317,974
APCD	171,990	163,170	342,090	335,160
Net Per Diem	$538.16	$511.29	$530.37	$503.81
Gross Yield	829.91	805.79	780.65	754.55
Net Yield	521.24	501.68	500.95	477.97

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total cruise operating expense	$96,571	$96,185	$180,868	$180,762
Selling and administrative expense	19,269	16,854	41,549	38,001
Gross Cruise Cost	115,840	113,039	222,417	218,763
Less:
Commissions, transportation and other expense	49,293	46,468	89,209	87,290
Onboard and other expense	3,795	3,153	6,475	5,409
Net Cruise Cost	$62,752	$63,418	$126,733	$126,064
Less:
Fuel	10,052	10,435	21,529	22,547
Other expense	1,272	5,844	2,521	7,124
Net Cruise Cost, excluding Fuel and Other	$51,428	$47,139	$102,683	$96,393

APCD	171,990	163,170	342,090	335,160
Gross Cruise Cost per APCD	$673.53	$692.77	$650.17	$652.71
Net Cruise Cost per APCD	364.86	388.66	370.47	376.13
Net Cruise Cost, excluding Fuel and Other, per APCD	299.02	288.90	300.16	287.60

Three Months Ended June 30, 2013 ("2013") Compared to Three Months Ended June 30, 2012 ("2012")
Revenue
Total revenue increased $11.2 million or 8.6%, to $142.7 million in Q2 2013 from $131.5 million in Q2 2012. This increase was mainly due to:

•
Passenger ticket revenue increased $10.3 million or 8.6%, to $129.8 million in 2013 from $119.5 million in 2012. Higher pricing accounted for $5.4 million of the change while increased volume was responsible for $4.9 million of the increase.

•
Onboard and other revenue increased $1.1 million or 8.6%, to $13.0 million in 2013, from $11.9 million in 2012, primarily from a $0.6 million increase in cancellation revenue and a $0.2 million increase in revenue associated with other destination services.

Cruise Operating Expense
Total cruise operating expense increased $0.4 million, or 0.4%, to $96.6 million in 2013, from $96.2 million in 2012. The increase was mainly due to:

•	$2.8 million increase in Commissions, transportation and other, due to increased tour and commission costs partially offset by decreased air costs.

•	$0.6 million increase in Onboard and Other due to $0.4 million in costs associated with other destination services and $0.2 million in shore excursion costs.

•	$0.8 million increase in Payroll, related and food, due to increased capacity.

•	$1.0 million increase in Other ship operating, primarily driven by non-recurring engine repair costs.

The increase was partially offset by:

•	$4.6 million decrease in Other expenses due to costs associated with the Seven Seas Navigator drydock in 2012. There were no scheduled drydocks during 2013.

•
$0.4 million decrease in Fuel driven by an 8.5% decrease in our average cost per Metric Ton to $721 per Metric Ton in 2013 from $788 per Metric Ton in 2012 partially offset by an increase in metric tons consumed although with a slightly lower consumption per APCD.

Selling and Administrative Expense
Selling and administrative expense for 2013 increased $2.4 million, or 14.3%, to $19.3 million from $16.9 million for 2012. The increase was primarily due to increased sales and marketing expenses of $2.3 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2013 decreased $0.8 million, or 7.6%, to $9.1 million from $9.9 million for 2012. In 2013, we increased each ship's projected residual value resulting in $1.3 million of reduced depreciation expense compared to 2012. This decrease was partially offset by an increase in depreciation on vessel refurbishment of $0.4 million and an increase in other depreciation of $0.1 million.

Non-Operating Income (Expense)
Interest expense increased $1.6 million, or 20.8%, to $9.6 million in 2013, from $8.0 million in 2012. The increase was primarily driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin.
Other income (expense) decreased $2.8 million to $1.7 million expense in 2013, from $4.5 million expense in 2012, primarily due to decreased losses on fuel hedges of $1.6 million compared to a loss of $3.7 million in 2012.
Net Yield
Net Yield increased by 3.9% to $521.24 for 2013 from $501.68 for 2012 primarily due to increases in our ticket prices.
Net Cruise Cost per APCD
Net Cruise Cost per APCD decreased by 6.1% to $364.86 in 2013 from $388.66 in 2012 due to the Seven Seas Navigator scheduled drydock in 2012 while there were no drydocks in 2013. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 3.5% to $299.02 in 2013 from $288.90 in 2012, primarily driven by increased sales and marketing costs.
Six Months Ended June 30, 2013 (“2013”) Compared to Six Months Ended June 30, 2012 (“2012”)
Revenue
Total revenue increased $14.2 million or 5.6%, to $267.1 million in 2013 from $252.9 million in 2012. This increase was mainly due to:

•
Passenger ticket revenue increased $13.5 million or 5.9%, to $243.2 million in 2013, from $229.7 million in 2012, driven by a $9.8 million increase due to pricing and a $3.7 million increase due to volume.

•	Onboard and other revenue increased $0.6 million to $23.8 million in 2013 compared to $23.2 million in 2012 driven by a $0.2 million increase due to pricing and a $0.4 million increase due to volume.
Cruise Operating Expense
Total cruise operating expense increased $0.1 million, or 0.1%, to $180.9 million in 2013 from $180.8 million in 2012. The increase was mainly due to:

•	$1.9 million increase in Commissions, transportation and other, due to increased tour and commission costs partially offset by decreased air costs.

•
$1.4 million increase in Payroll, related and food; $0.4 million was driven by an increase in hotel services costs due to an increase in capacity and the remaining $1.0 million was due to general cost increases.

•
$1.3 million increase in Other ship operating, primarily driven by increased deck and engine costs, which include costs associated with our five year partnership with Wartsila to maintain the engines throughout the fleet. The contract began in March 2012.

The increase was partially offset by:

•	$4.6 million decrease in Other, due to costs associated with the Seven Seas Navigator drydock in 2012. There were no scheduled drydocks during the first six months of 2013.

•
$1.0 million decrease in Fuel driven by a 5.9% decrease in our average cost per Metric Ton to $719 per Metric Ton in 2013 from $765 per Metric Ton in 2012 partially offset by an increase in metric tons consumed although with a slightly lower consumption per APCD.

Selling and Administrative Expense
Selling and administrative expense for 2013 increased $3.5 million, or 9.3%, to $41.5 million in 2013 from $38.0 million in 2012. The increase was due to increased sales and marketing expenses of $2.7 million and expenses associated with non-recurring and restructuring costs of $2.8 million partially offset by lower administrative costs.
Depreciation and Amortization Expense
Depreciation and amortization expense for 2013 decreased $1.2 million, or 6.0%, to $18.4 million from $19.5 million for 2012. In 2013, we increased each ship's projected residual value resulting in $2.6 million of reduced depreciation expense compared to 2012. This decrease was primarily offset by an increase in depreciation on vessel refurbishment of $1.2 million.
Non-Operating Income (Expense)
Interest expense increased $3.6 million, or 22.6%, to $19.7 million in 2013, from $16.1 million in 2012. The increase was primarily driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin.
Other income (expense) increased $3.2 million to $5.2 million expense in 2013, from $2.0 million expense in 2012. In 2013, we had a loss on the extinguishment of debt of $3.7 million as a result of the repricing of our first lien term loan as well as a net loss of $1.1 million on our fuel hedge contracts. In 2012, we had a net loss of $1.4 million on fuel hedge contracts and a $0.6 million foreign currency transaction loss.
Net Yield
Net Yield increased by 4.8% to $500.95 in 2013 from $477.97 for 2012, mainly due to increases in our ticket prices of 4.2%.
Net Cruise Cost per APCD
Net Cruise Cost per APCD decreased by 1.5% to $370.47 in 2013 from $376.13 in 2012. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 4.4% to $300.16 in 2013 from $287.60 in 2012, primarily due to increased deck and engine costs, which include costs associated with our five year partnership with Wartsila to maintain the engines throughout the fleet. The contract began in March 2012.

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
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities increased by $7.3 million to $61.4 million in 2013, from $54.1 million in 2012, driven by an increase in net income adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $1.8 million, an increase in passenger deposits of $4.6 million and other working capital of $0.9 million.
Net cash provided by investing activities was $2.9 million in 2013 compared to net cash used in investing activities of $13.6 million in 2012. The change was primarily due to lower capital expenditures and a release of restricted cash. Lower capital expenditures of $9.2 million was due to the Seven Seas Navigator scheduled drydock in 2012 while there were no scheduled drydocks in 2013. The net change in restricted cash of $7.5 million was primarily due to the return of $8.0 million held as collateral for a surety bond mandated by the Federal Maritime Commission. The surety provider released the collateral requirement following a periodic review of our business and future surety needs.
Net cash used in financing activities increased $0.6 million to $3.0 million in 2013, from $2.4 million in 2012. The increase was due to debt issuance costs associated with the repricing of our first lien credit facility in 2013.
Funding Sources and Future Commitments
As of June 30, 2013, our liquidity was $201.0 million, consisting of $161.0 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $56.7 million as of June 30, 2013, as compared to our working capital deficit of $82.1 million as of December 31, 2012. The change is due primarily to a larger cash balance at June 30, 2013. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to (1) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date, however the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down revolving credit facilities, or any other use of cash.
In addition, we financed the purchase of our ships through long-term credit agreements of which the current portion of these instruments increase our working capital deficit. The current portion of long-term debt was $1.5 million, at June 30, 2013. We generated substantial cash flows from operations, and our business model, along with our revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

We have contractual obligations of which our debt maturities represent our largest funding requirement. As of June 30, 2013, we have $521.3 million in future debt maturities, of which $1.5 million is payable through June 30, 2014.
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

Contractual Obligations
As of June 30, 2013, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Activities:
Interest on long-term debt (1)	$203,001	$34,588	$68,790	$68,220	$31,403
Operating lease obligations	1,305	749	556	—	—
Maintenance contract obligations (2)	6,259	1,707	3,414	1,138	—
Investing Activities:
Purchase obligations - equipment	5,512	1,572	2,907	1,033	—
Acquisition of intangible asset (3)	500	150	350	—	—
Financing Activities:
Long-term debt (4)	521,250	1,500	6,000	6,000	507,750
Capital lease obligation (5)	9,302	889	1,844	1,938	4,631
Total	$747,129	$41,155	$83,861	$78,329	$543,784

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon LIBOR, with a floor of 1.25%, plus the applicable margin ("All In Rate"). At June 30, 2013, the All In Rate was 4.75% and was used to estimate all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

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

Debt Covenants
Our credit agreements contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of June 30, 2013, we are in compliance with all financial covenants.

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
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 8.1% and 8.9% for the six months ended June 30, 2013 and 2012, respectively. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income.
As of June 30, 2013 we have fuel derivative swap agreements with an aggregate notional amount of approximately $22.7 million maturing through December 2014. These agreements hedge approximately 66% and 38% of our estimated fuel consumption in 2013 and 2014, respectively. The estimated fair value of these contracts at June 30, 2013 was approximately $0.1 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of June 30, 2013, that all were effective.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The following updates the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013:

Risks related to our business

•	Delays in our shipbuilding program and ship repairs, maintenance and refurbishments could adversely affect our results of operations and financial condition.
The new construction, refurbishment, repair and maintenance of our cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment and repair projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system.
In addition, availability, work stoppages, insolvency or financial problems in the shipyards' construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment, repair and maintenance of our ships. The consolidation of the control of certain European cruise shipyards could result in higher prices for refurbishment and repairs due to reduced competition. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Formation - Explorer New Build, LLC				X
3.2	By-laws - Explorer New Build, LLC				X
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: August 9, 2013	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: August 9, 2013	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer