Form 10-Q
period 2013-09-30
Seven Seas Cruises S. DE R.L.
filed 2013-11-08
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

SEVEN SEAS CRUISES S. DE R.L.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$145,778	$99,857
Restricted cash	367	—
Trade and other receivables, net	7,001	7,279
Related party receivables	—	1,798
Inventories	6,289	6,572
Prepaid expenses	25,385	17,828
Other current assets	2,930	2,692
Total current assets	187,750	136,026
Property and equipment, net	646,747	637,324
Goodwill	404,858	404,858
Intangible assets, net	82,042	83,556
Other long-term assets	31,721	32,950
Total assets	$1,353,118	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,918	$4,483
Related party payables	2,559	131
Accrued expenses	46,509	43,733
Passenger deposits	187,885	169,463
Derivative liabilities	—	278
Current portion of long-term debt	2,237	—
Total current liabilities	242,108	218,088
Long-term debt	517,196	518,358
Other long-term liabilities	11,040	9,635
Total liabilities	770,344	746,081
Commitments and contingencies
Members' equity
Contributed capital	564,934	564,372
Accumulated earnings (deficit)	18,559	(15,739)
Accumulated other comprehensive loss	(719)	—
Total members' equity	582,774	548,633
Total liabilities and members' equity	$1,353,118	$1,294,714

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Passenger ticket	$149,771	$143,152	$392,983	$372,806
Onboard and other	16,185	15,861	40,026	39,082
Total revenue	165,956	159,013	433,009	411,888

Cruise operating expense
Commissions, transportation and other	50,355	53,832	139,564	141,100
Onboard and other	4,651	4,852	11,126	10,260
Payroll, related and food	20,502	20,316	59,922	58,337
Fuel	9,855	9,203	31,384	31,751
Other ship operating	11,212	12,249	32,927	32,620
Other	1,262	912	3,783	8,037
Total cruise operating expense	97,837	101,364	278,706	282,105
Other operating expense
Selling and administrative	18,216	17,257	59,765	55,258
Depreciation and amortization	9,064	10,568	27,432	30,111
Total operating expense	125,117	129,189	365,903	367,474
Operating income	40,839	29,824	67,106	44,414

Non-operating income (expense)
Interest income	67	135	206	360
Interest expense	(9,375)	(9,290)	(29,066)	(25,356)
Other income (expense)	1,272	174	(3,924)	(1,840)
Total non-operating expense	(8,036)	(8,981)	(32,784)	(26,836)
Income before income taxes	32,803	20,843	34,322	17,578
Income tax benefit (expense)	85	136	(24)	(65)
Net income	32,888	20,979	34,298	17,513
Other comprehensive income:
Loss on change in derivative fair value	(719)	—	(719)	—
Total comprehensive income	$32,169	$20,979	$33,579	$17,513

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$34,298	$17,513
Adjustments:
Depreciation and amortization	27,432	30,111
Amortization of deferred financing costs	1,529	2,232
Accretion of debt discount	520	346
Stock-based compensation	572	676
Unrealized gain (loss) on derivative contracts	455	(1,574)
Loss on disposals of property and equipment	—	303
Write-off deferred financing costs and debt discount	2,500	4,487
Prepayment penalty, excluded from loss on early extinguishment of debt	(2,093)	—
Other, net	(133)	(185)
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,076	1,271
Prepaid expenses and other current assets	(7,051)	83
Inventories	283	(1,876)
Accounts payable and accrued expenses	3,463	6,450
Passenger deposits	18,144	9,838
Net cash provided by operating activities	81,995	69,675
Cash flows from investing activities
Purchases of property and equipment	(32,262)	(19,547)
Change in restricted cash	7,585	509
Acquisition of non-compete	(165)	—
Net cash used in investing activities	(24,842)	(19,038)
Cash flows from financing activities
Repayment of long-term debt	—	(293,500)
Proceeds from refinancing of long-term debt	—	297,000
Debt related costs	(9,239)	(6,860)
Payments on other financing obligations	(2,000)	(2,000)
Costs associated with the early extinguishment of debt	—	(76)
Net cash used in financing activities	(11,239)	(5,360)

Effect of exchange rate changes on cash and cash equivalents	7	76
Net increase in cash and cash equivalents	45,921	45,353
Cash and cash equivalents
Beginning of period	99,857	68,620
End of period	$145,778	$113,973

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.General
Basis of Presentation
Seven Seas Cruises S. DE R.L. (“SSC”, “we” or “our”) is a Panamanian sociedad de responsibilidad limitada organized on November 7, 2007, and is owned by Classic Cruises, LLC (“CCL I”) and Classic Cruises II, LLC (“CCL II”). CCL I and CCL II are Delaware companies and each company owns 50% of SSC. Prestige Cruise Holdings, Inc. (“PCH”) owns both CCL I and CCL II, and is also the parent of Oceania Cruises, Inc. (“OCI”). PCH is a 100%-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. (“PCI”). PCI is controlled by funds affiliated with Apollo Global Management, LLC (“Apollo”). We commenced operations on February 1, 2008 upon the consummation of the Regent Seven Seas acquisition when we acquired substantially all the assets of Regent Seven Seas Cruises.
The accompanying interim consolidated financial statements include the accounts of SSC and its 100%-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States and rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Due to the seasonality of our business, our results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2013 reported in our consolidated financial statements or notes thereto. There have been no significant changes in our financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The accompanying consolidated balance sheet at September 30, 2013 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited, and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.
Significant Accounting Policies
Property and Equipment
As of January 1, 2013, we changed our estimate for all our ships' projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ships that occurred in the three month period ended March 31, 2013. This new information, in conjunction with other comparable sale data points, was used in our analysis, which includes our consideration of anticipated technological changes, long-term cruise and vacation market conditions and replacement cost of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively as of January 1, 2013. The effect of the change on both operating income and net income for the three and nine month period ended September 30, 2013 is approximately $1.3 million and $4.0 million, respectively, of reduced depreciation expense. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.3 million. We periodically review and evaluate these estimate and judgments based on historical experiences and new factors and circumstances. As part our ongoing reviews, our estimates may change in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

Other
During 2012, we increased our passenger ticket revenue and commissions, transportation and other expenses by $1.6 million during the nine months ended September 30, 2012. There was no impact to the consolidated statements of income and comprehensive income for the three months ended September 30, 2012. This revision relates to certain included costs that were originally recorded as a reduction of passenger ticket revenue and should have been recorded as commissions, transportation and other costs. We assessed the materiality of these errors on the previously issued financial statements in accordance with ASC 250-10-S99, the Securities and Exchange Commission ("SEC") guidance, Staff Accounting Bulletin No. 99, Materiality ("SAB 99") and the amounts recorded were deemed immaterial qualitatively and quantitatively to previously issued unaudited quarterly financial statements and had no impact on net income or cash flows.

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
In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. It requires an entity to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Entities must also cross-reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. This standard was effective beginning January 1, 2013. Refer to Footnote 6: Other Comprehensive Income for details.
In July 2013, the Financial Accounting Standards Board issued ASU 2013-10, Inclusion of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this guidance as of July 17, 2013, and it did not have a material impact on our consolidated financial statements.
There are no other recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.
Note 2.    Property and Equipment, net
During the nine months ended September 30, 2013, property and equipment, net decreased $9.4 million. Depreciation expense was $8.2 million and $9.8 million for the three months ended September 30, 2013 and 2012, respectively, and $25.0 million and $27.9 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures totaled $27.3 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively and $32.1 million and $19.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 3.    Debt

	September 30,	December 31,
(in thousands)	2013	2012
$300 million term loan, 4.75% and 6.25% as of September 30, 2013 and December 31, 2012, respectively, due through 2018	$296,250	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	521,250	521,250
Less: Original issue discount	(1,817)	(2,892)
Less: Current portion of long-term debt and discount	(2,237)	—
Long-term portion	$517,196	$518,358
Interest expense on third-party debt was $8.8 million and $8.3 million for the three months ended September 30, 2013 and 2012, respectively, and was $26.6 million and $22.1 million for the nine months ended September 30, 2013 and 2012, respectively.
Term Loan
On February 1, 2013, we amended our previously existing $340.0 million credit agreement, consisting of a $300.0 million term loan and $40.0 million revolving credit facility. Interest on our term loan is calculated based upon LIBOR, with a floor of 1.25%, plus an applicable margin. In conjunction with this amendment, the applicable margin on the outstanding balance of $296.3 million was repriced to 3.5% from either 4.75% or 5.0% based on a leverage ratio in the original term loan. We paid $3.7 million of accrued interest, $3.0 million for a prepayment penalty, $1.3 million in arranger fees and $0.2 million in legal fees in connection with the amendment. There was no change to the terms of the revolving credit facility or the maturity date of the term loan. There was also no impact on financial covenants, liquidity or debt capacity.

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the repricing resulted in an extinguishment of debt for certain creditors whose balances were entirely repaid. This repricing resulted in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $4.5 million in fees, $3.2 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. New fees and previously existing deferred financing costs allocated to the extinguishment were included in the calculation of gain or loss on early extinguishment of debt, which resulted in a loss of $3.7 million and was recorded within other income (expense) in the consolidated statement of income and comprehensive income for the nine months ended September 30, 2013.

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

On July 5, 2013, we entered into a definitive contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named the Seven Seas Explorer. Under the terms of the contract, we will pay approximately $450.0 million to Fincantieri for the new vessel. During July 2013, we made a payment of approximately $22.0 million to Fincantieri for the initial installment payment for Seven Seas Explorer.
On July 31, 2013, we entered into a loan agreement providing for borrowings of up to $440.0 million with a syndicate of financial institutions to finance 80% of the contract cost of Seven Seas Explorer plus the export credit agency premium. Borrowings under this loan agreement will bear interest, at our election, at either (i) a fixed rate of 3.43% per year, or (ii) LIBOR plus 2.8% per year. Our commitment fee is 1.1% per year on the undrawn maximum loan amount. Guarantees under this loan agreement are provided by us and PCH. The twelve year fully amortizing loan requires semi-annual principal and interest payments commencing six months following the draw-down date.
The following schedule represents the maturities of debt (in thousands):

For the twelve months ending September 30,
2014	$2,250
2015	3,000
2016	3,000
2017	3,000
Thereafter	510,000
$521,250

Note 4.    Derivative Instruments, Hedging Activities and Fair Value Measurements
We are exposed to market risks attributable to changes in fuel prices, foreign currency exchange rates and interest rates. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies as described below. The financial impacts of these hedging instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. We do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income. As of September 30, 2013, we have hedged the variability in future cash flows for forecast fuel consumption occurring through December 2015. As of September 30, 2013 and December 31, 2012, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2013	As of December 31, 2012
	(in barrels)
2013	66,000	207,975
2014	156,450	108,750
2015	37,500	—

	Fuel Swap Agreements
	As of September 30, 2013	As of December 31, 2012
	(% hedged - estimated consumption)
2013	75%	56%
2014	42%	29%
2015	10%	—%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million on any business day. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At September 30, 2013, the fair market value of our derivative liability related to this counterparty was $0.0 million. As of September 30, 2013 and December 31, 2012, we were not required to post any collateral for our fuel derivative instruments, as the exposure at our parent company level did not exceed $3.0 million.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rate risk relates to our euro-denominated ship construction contract, ship drydocks and other operational expenses. We enter into foreign currency forward contracts and collar options to limit the exposure to movements in the foreign currency exchange rates related to these risks. The majority of our operational foreign currency forward contracts do not qualify for hedge accounting; therefore, the changes in the fair value of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of September 30, 2013 and December 31, 2012, we had no outstanding operational foreign currency forward contracts related to drydock or other operational expenses.
During the third quarter of 2013, we entered into a foreign currency collar option with an aggregate notional amount of €274.4 million ($365.8 million as of September 30, 2013), to hedge a portion of our foreign currency exposure related to the construction contract for Seven Seas Explorer. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature in June 2016. The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. There was no ineffectiveness recorded as of September 30, 2013. Ineffective portions of future changes in fair value of the instrument will be recognized in other income (expense) in the statement of income and comprehensive income.

At September 30, 2013 and December 31, 2012, the fair values and line item captions of derivative instruments designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of
(in thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012

Foreign currency collar	Other long-term liabilities	$719	$—
	Total liabilities	$719	$—

At September 30, 2013 and December 31, 2012, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of
(in thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012

Fuel hedges	Other current assets	$774	$747
Fuel hedges	Other long-term assets	56	816
	Total derivative assets	$830	$1,563

Fuel hedges	Current liabilities - Derivative liabilities	$—	$278
	Total derivative liabilities	$—	$278

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2013 were:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)

Foreign currency collar	$(719)	N/A	$—	N/A	$—
Total	$(719)		$—		$—
We had no derivative instruments qualifying and designated as hedging instruments for the three and nine months ended September 30, 2012.

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 were:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments
		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
(in thousands)		For the Three Months ended September 30,
		2013	2012

Foreign currency swap	Other income (expense)	$—	$(19)
Fuel hedges	Other income (expense)	899	4,241
Total		$899	$4,222

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
(in thousands)		For the Nine Months Ended September 30,
		2013	2012

Foreign currency swap	Other income (expense)	$—	$(26)
Fuel hedges	Other income (expense)	(206)	2,839
Total		$(206)	$2,813

Fair Value Measurements
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

Fair Value of Financial Instruments
We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value as of		Fair Value as of
		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Long-term bank debt	(a)	$294,432	$293,358	$285,347	$321,972
Senior secured notes		225,000	225,000	245,025	239,063
Total		$519,432	$518,358	$530,372	$561,035

(a) The carrying value of the long-term bank debt is net of $1.8 million and $2.9 million of original issue discount as of September 30, 2013 and December 31, 2012, respectively.

Long-term bank debt: Level 2 inputs were used to calculate the fair value of our long-term debt which was estimated using the present value of expected future cash flows, which incorporates our risk profile. The valuation also takes into account debt maturity and interest rate based on the contract terms.
Senior secured notes: Level 1 inputs were used to calculate the fair value of our Notes, which was estimated using quoted market prices.
Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values as of September 30, 2013 and December 31, 2012. We consider these inputs to be Level 1 as all are observable and require no judgment for valuation.
The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of September 30, 2013				As of December 31, 2012
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$830	$—	$830	$—	$1,563	$—	$1,563	$—
Total Assets		$830	$—	$830	$—	$1,563	$—	$1,563	$—
Liabilities
Derivative financial instruments		$719	$—	$719	$—	$278	$—	$278	$—
Total liabilities		$719	$—	$719	$—	$278	$—	$278	$—
(a) As of September 30, 2013, derivative financial instruments of $774,000 and $56,000 are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2012, $747,000 was classified as other current assets and $816,000 was classified in other long-term assets.

Our derivative financial instruments in the table above consist of fuel hedge swaps and a foreign exchange collar. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the contract terms, such as maturity, and inputs, such as forward fuel prices, forward exchange rates, discount rates, creditworthiness of the counter-party and us, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.
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
We performed our annual goodwill impairment test as of September 30, 2013. We bypassed the qualitative assessment and performed the two-step goodwill impairment test comparing estimated fair value to the carrying value of allocated net assets. Based on the discounted cash flow model, we determined that estimated fair value of the reporting unit exceeded the carrying value and, therefore, we did not proceed to step two of the impairment test. The fair value exceeded its carrying value by 62% as of September 30, 2013. The principal assumptions used in our cash flow model related to forecasting future operating results include discount rate, net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies and terminal values, which are all considered level 3 inputs. Cash flows were calculated using our 2013 projected operating results as a base. To that base we added projected future years' cash flows, considering the macro-economic factors and internal occupancy level projections, cost structure and other variables. We discounted the projected future years' cash flows using a rate equivalent to our weighted-average cost of capital.
We performed our annual indefinite-lived intangible assets impairment test on our trade name as of September 30, 2013 using the relief-from-royalty method. We bypassed the qualitative assessment and performed the quantitative impairment test comparing the asset's estimated fair value to its carrying value. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry, which was applied to the projected revenue to estimate the royalty savings and discounted to fair value. The discount rate used was identical to the rate used in our goodwill quantitative test. Based on the results of the discounted cash flow model, we determined that estimated fair value of our trade name exceeded its carrying value by 86% as of September 30, 2013 and no further action was necessary.
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

Other

As mandated by the Federal Maritime Commission (“FMC”) for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We meet this obligation by posting a $15.0 million surety bond. Our surety bond obligation will increase to $22.0 million in April 2014 and $30.0 million in April 2015.

In October 2012, PCH entered into a software license agreement with a third-party vendor. This agreement grants PCH a non-exclusive, perpetual, royalty-free license to use the software, which is shared between us and OCI. Our portion of the license fee is $1.1 million, of which $0.3 million was paid during 2012 and $0.5 million was paid during the nine months ended September 30, 2013. The balance is expected to be paid before the end of 2013.
On January 31, 2013 our former President stepped down from his role and became a consultant to us. We entered into a separation agreement and an independent contractor agreement (“Agreements”) with our former president. Severance of $0.7 million was paid for the year ended December 31, 2012 pursuant to his then-existing employment agreement. The Agreements have terms of 24 months and have been treated as an intangible asset. At inception the non-compete clause within the Agreement was valued at $0.6 million and represents an intangible asset in accordance with ASC 350 - Intangibles. The intangible asset has a finite useful life and is being amortized over the term of the Agreements. For the nine months ended September 30, 2013, we paid $0.2 million under the Agreements. Our estimated amortization expense is $0.3 million and $0.3 million for the years ended December 31, 2013 and 2014, respectively.
On March 22, 2013, our Chairman and Chief Executive Officer agreed to amend and extend his executive employment agreement with PCI through December 31, 2016. The amendment modifies certain terms of his existing employment agreement.

Note 6. Other Comprehensive Income

The following schedule represents the changes in accumulated other comprehensive loss by component for the three and nine month periods ended September 30, 2013 (in thousands):

Gains and Losses on Cash Flow Hedges
Beginning balance	$—
Other comprehensive income before reclassifications	(719)
Amount reclassified from accumulated other comprehensive income	—
Net current-period other comprehensive loss	(719)
Ending balance	$(719)

The amount estimated to be reclassified from accumulated other comprehensive income for the twelve month period ending September 30, 2014 is $0.

Note 7. Consolidating Financial Information
Our $225.0 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries (the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of the Company.
The following condensed consolidating financial statements for Seven Seas Cruises S. DE R.L. and the Guarantors present condensed consolidating statements of income and comprehensive income for three and nine months ended September 30, 2013 and 2012, condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012 and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.
On February 4, 2013, Seven Seas Voyager and Seven Seas Navigator exited the UK tonnage tax regime and will no longer be required to abide by certain UK specific regulations. Also on this date, we transferred these ships to new legal entities domiciled in the United States. The new vessel-owning subsidiaries are each a Guarantor. These transactions had no impact on our subsidiary guarantor financial statements within our condensed consolidating financial statements. Previously, Seven Seas Cruises S. DE R.L had charter hire agreements in place with the two UK subsidiaries, which previously owned Seven Seas Voyager and Seven Seas Navigator. These agreements required Seven Seas Cruises S. DE R.L. to pay a daily hire fee to the subsidiary to administratively manage the vessels. The costs incurred by the vessel owning subsidiaries included deck and engine, crew payroll and expenses, vessel insurance, depreciation and interest related to the terms loans. These charter hire agreements have been novated to the new legal entities. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is a Guarantor.
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
During the first quarter of 2013, we determined that we did not properly classify $1.5 million of depreciation expense in our condensed consolidating financial information footnote in our nine months ended September 30, 2012 and year ended December 31, 2012. We should have presented the $1.5 million of vessel refurbishment depreciation expense in the Parent column instead of in the Subsidiaries Guarantors column. These revisions have no impact on the consolidated balance sheet, statement of income and comprehensive income or statement of cash flows for any period presented. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the error was not material qualitatively and quantitatively to any of our previously issued financial statements. We will revise our previously issued financial statements in future filings.
During the third quarter of 2013, we determined that we did not properly classify $244.3 million of re-payment of debt in our condensed consolidating financial information footnote in our third quarter of 2012 interim period. We should have presented the $244.3 million of re-payment of debt in the statement of cash flows in the Parent column instead of in the Subsidiaries Guarantors column.  These revisions have no impact on the consolidated balance sheet, statement of income and comprehensive income or statement of cash flows for any period presented. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements.

Condensed Consolidating Balance Sheets
	As of September 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$143,591	$2,187	$—	$145,778
Restricted cash	367	—	—	367
Trade and other receivable, net	6,785	216	—	7,001
Inventories	3,916	2,373	—	6,289
Prepaid expenses	24,310	1,075	—	25,385
Intercompany receivable	279,961	547	(280,508)	—
Other current assets	2,930	—	—	2,930
Total current assets	461,860	6,398	(280,508)	187,750
Property and equipment, net	98,111	548,636	—	646,747
Goodwill	404,858	—	—	404,858
Intangible assets, net	82,042	—	—	82,042
Other long-term assets	31,721	—	—	31,721
Investment in subsidiaries	271,740	—	(271,740)	—
Total assets	$1,350,332	$555,034	$(552,248)	$1,353,118

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,168	$750	$—	$2,918
Related party payables	2,595	(36)	—	2,559
Intercompany payables	547	279,961	(280,508)	—
Accrued expenses	43,890	2,619	—	46,509
Passenger deposits	187,885	—	—	187,885
Current portion of long-term debt	2,237	—	—	2,237
Total current liabilities	239,322	283,294	(280,508)	242,108
Long-term debt	517,196	—	—	517,196
Other long-term liabilities	11,040	—	—	11,040
Total liabilities	767,558	283,294	(280,508)	770,344
Commitments and Contingencies
Members' equity
Contributed capital	564,934	134,036	(134,036)	564,934
Accumulated earnings	18,559	137,704	(137,704)	18,559
Accumulated other comprehensive loss	(719)	—	—	(719)
Total members' equity	582,774	271,740	(271,740)	582,774
Total liabilities and members' equity	$1,350,332	$555,034	$(552,248)	$1,353,118

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$98,815	$1,042	$—	$99,857
Trade and other receivable, net	7,076	203	—	7,279
Related party receivables	1,798	—	—	1,798
Inventories	4,350	2,222	—	6,572
Prepaid expenses	15,971	1,857	—	17,828
Intercompany receivable	369,828	40,910	(410,738)	—
Other current assets	2,692	—	—	2,692
Total current assets	500,530	46,234	(410,738)	136,026
Property and equipment, net	74,070	563,254	—	637,324
Goodwill	404,858	—	—	404,858
Intangible assets, net	83,556	—	—	83,556
Other long-term assets	32,950	—	—	32,950
Investment in subsidiaries	236,220	—	(236,220)	—
Total assets	$1,332,184	$609,488	$(646,958)	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,557	$926	$—	$4,483
Related party payables	—	131	—	131
Intercompany payables	40,910	369,828	(410,738)	—
Accrued expenses	41,350	2,383	—	43,733
Passenger deposits	169,463	—	—	169,463
Derivative liabilities	278	—	—	278
Total current liabilities	255,558	373,268	(410,738)	218,088
Long-term debt	518,358	—	—	518,358
Other long-term liabilities	9,635	—	—	9,635
Total liabilities	783,551	373,268	(410,738)	746,081
Commitments and Contingencies
Members' equity
Contributed capital	564,372	134,036	(134,036)	564,372
Accumulated deficit	(15,739)	102,184	(102,184)	(15,739)
Total members' equity	548,633	236,220	(236,220)	548,633
Total liabilities and members' equity	$1,332,184	$609,488	$(646,958)	$1,294,714

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended September 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$149,771	$—	$—	$149,771
Onboard and other	16,185	—	—	16,185
Related party revenue	—	27,534	(27,534)	—
Total revenue	165,956	27,534	(27,534)	165,956
Cruise operating expense
Commissions, transportation and other	50,312	1,128	(1,085)	50,355
Onboard and other	4,650	1	—	4,651
Payroll, related and food	17,264	3,238	—	20,502
Fuel	9,855	—	—	9,855
Other ship operating	8,271	2,941	—	11,212
Other	24,532	1,176	(24,446)	1,262
Total cruise operating expense	114,884	8,484	(25,531)	97,837
Selling and administrative	18,405	1,814	(2,003)	18,216
Depreciation and amortization	4,187	4,877	—	9,064
Total operating expense	137,476	15,175	(27,534)	125,117
Operating income	28,480	12,359	—	40,839
Non-operating (expense) income
Interest income	65	2	—	67
Interest expense	(9,375)	—	—	(9,375)
Other income (expense)	1,148	124	—	1,272
Equity in earnings of subsidiaries	12,438	—	(12,438)	—
Total non-operating income (expense)	4,276	126	(12,438)	(8,036)
Income before income taxes	32,756	12,485	(12,438)	32,803
Income tax benefit (expense), net	132	(47)	—	85
Net income	32,888	12,438	(12,438)	32,888
Other comprehensive income:
Loss on change in derivative fair value	(719)	—	—	(719)
Total comprehensive income	$32,169	$12,438	$(12,438)	$32,169

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended September 30, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$143,152	$—	$—	$143,152
Onboard and other	15,850	11	—	15,861
Related party revenue	—	25,996	(25,996)	—
Total revenue	159,002	26,007	(25,996)	159,013
Cruise operating expense
Commissions, transportation and other	53,778	924	(870)	53,832
Onboard and other	4,852	—	—	4,852
Payroll, related and food	17,054	3,262	—	20,316
Fuel	9,203	—	—	9,203
Other ship operating	8,878	3,371	—	12,249
Other	23,306	1,112	(23,506)	912
Total cruise operating expense	117,071	8,669	(24,376)	101,364
Selling and administrative	16,970	1,907	(1,620)	17,257
Depreciation and amortization	4,281	6,287	—	10,568
Total operating expense	138,322	16,863	(25,996)	129,189
Operating income	20,680	9,144	—	29,824
Non-operating (expense) income
Interest income	134	1	—	135
Interest expense	(8,242)	(1,048)	—	(9,290)
Other income (expense)	3,089	(2,915)	—	174
Equity in earnings of subsidiaries	5,169	—	(5,169)	—
Total non-operating expense	150	(3,962)	(5,169)	(8,981)
Income before income taxes	20,830	5,182	(5,169)	20,843
Income tax benefit (expense), net	149	(13)	—	136
Net income and comprehensive income	$20,979	$5,169	$(5,169)	$20,979

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$392,983	$—	$—	$392,983
Onboard and other	40,026	—	—	40,026
Related party revenue	—	82,921	(82,921)	—
Total revenue	433,009	82,921	(82,921)	433,009
Cruise operating expense
Commissions, transportation and other	139,478	4,655	(4,569)	139,564
Onboard and other	11,107	19	—	11,126
Payroll, related and food	50,022	9,900	—	59,922
Fuel	31,384	—	—	31,384
Other ship operating	22,524	10,403	—	32,927
Other	72,791	3,534	(72,542)	3,783
Total cruise operating expense	327,306	28,511	(77,111)	278,706
Selling and administrative	59,592	5,983	(5,810)	59,765
Depreciation and amortization	12,802	14,630	—	27,432
Total operating expense	399,700	49,124	(82,921)	365,903
Operating income	33,309	33,797	—	67,106
Non-operating (expense) income
Interest income	202	4	—	206
Interest expense	(29,066)	—	—	(29,066)
Other income (expense)	(3,988)	64	—	(3,924)
Equity in earnings of subsidiaries	33,799	—	(33,799)	—
Total non-operating expense	947	68	(33,799)	(32,784)
Income before income taxes	34,256	33,865	(33,799)	34,322
Income tax benefit (expense), net	42	(66)	—	(24)
Net income	34,298	33,799	(33,799)	34,298
Other comprehensive income:
Loss on change in derivative fair value	(719)	—	—	(719)
Total comprehensive income	$33,579	$33,799	$(33,799)	$33,579

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$372,806	$—	$—	$372,806
Onboard and other	39,064	18	—	39,082
Related party revenue	—	79,099	(79,099)	—
Total revenue	411,870	79,117	(79,099)	411,888
Cruise operating expense
Commissions, transportation and other	141,009	4,323	(4,232)	141,100
Onboard and other	10,258	2	—	10,260
Payroll, related and food	48,945	9,392	—	58,337
Fuel	31,751	—	—	31,751
Other ship operating	23,787	8,833	—	32,620
Other	74,698	3,346	(70,007)	8,037
Total cruise operating expense	330,448	25,896	(74,239)	282,105
Selling and administrative	54,350	5,768	(4,860)	55,258
Depreciation and amortization	11,253	18,858	—	30,111
Total operating expense	396,051	50,522	(79,099)	367,474
Operating income	15,819	28,595	—	44,414
Non-operating income (expense)
Interest income	357	3	—	360
Interest expense	(20,503)	(4,853)	—	(25,356)
Other income (expense)	1,107	(2,947)	—	(1,840)
Equity in earnings of subsidiaries	20,757	—	(20,757)	—
Total non-operating income (expense)	1,718	(7,797)	(20,757)	(26,836)
Income before income taxes	17,537	20,798	(20,757)	17,578
Income tax expense, net	(24)	(41)	—	(65)
Net income and comprehensive income	$17,513	$20,757	$(20,757)	$17,513

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2013
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$80,839	$1,156	$—	$81,995
Cash flows from investing activities
Purchases of property and equipment	(32,249)	(13)	—	(32,262)
Change in restricted cash	7,585	—	—	7,585
Acquisition of non-compete	(165)	—	—	(165)
Net cash used in investing activities	(24,829)	(13)	—	(24,842)
Cash flows from financing activities
Debt related costs	(9,239)	—	—	(9,239)
Payments on other financing obligations	(2,000)	—	—	(2,000)
Net cash used in financing activities	(11,239)	—	—	(11,239)
Effect of exchange rate changes on cash and cash equivalents	5	2	—	7
Net increase in cash and cash equivalents	44,776	1,145	—	45,921
Cash and cash equivalents
Cash and cash equivalents at beginning of period	98,815	1,042	—	99,857
Cash and cash equivalents at end of period	$143,591	$2,187	$—	$145,778

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2012
(in thousands)	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$68,353	$1,322	$—	$69,675
Cash flows from investing activities
Purchases of property and equipment	(19,546)	(1)	—	(19,547)
Change in restricted cash	509	—	—	509
Net cash used in investing activities	(19,037)	(1)	—	(19,038)
Cash flows from financing activities
Repayment of debt	(293,500)	—	—	(293,500)
Net proceeds from the issuance of debt	297,000	—	—	297,000
Debt related costs	(6,860)	—	—	(6,860)
Payments on other financing obligations	(2,000)	—	—	(2,000)
Net cash used in financing activities	(5,360)	—	—	(5,360)
Effect of exchange rate changes on cash and cash equivalents	63	13	—	76
Net increase in cash and cash equivalents	44,019	1,334	—	45,353
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$111,790	$2,183	$—	$113,973

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

As of January 1, 2013 we changed our estimate for all our ships' projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ship sales that occurred in the three month period ended March 31, 2013. This new information, in conjunction with other comparable sale data points, was used in our analysis, which includes our consideration of anticipated technological changes, long-term cruise and vacation market conditions and replacement cost of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively as of January 1, 2013. The effect of the change on both operating income and net loss for the three and nine month period ended September 30, 2013 is approximately $1.3 million and $4.0 million of reduced depreciation expense, respectively. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.3 million. We continue to evaluate relevant new factors and circumstances, which may cause us to revise our estimate in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

Seasonality
Our revenues are seasonal, based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, we deploy our ships to South America, Asia, Australia, the South Pacific and the Caribbean during the Northern Hemisphere winter months.
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

Executive Overview
Revenue was $166.0 million, an increase of 4.4% over the third quarter of 2012 on improved pricing and increased occupancy.
Adjusted EBITDA was $50.5 million, a 22.9% increase compared with $41.1 million in the third quarter of 2012.
Net Yield for the third quarter of 2013 increased 10.6% to $638.08 from 577.00 in the third quarter 2012, while Net Income was $32.9 million in the third quarter of 2013 compared to Net Income of $21.0 million in the third quarter of 2012.
Net Cruise Cost per APCD, excluding Fuel and Other expense, increased 0.2% to $287.15 in 2013 from $286.53 in the third quarter of 2012.
Fuel expense, net of settled hedges, was $9.7 million in the third quarter of 2013 compared to $9.1 million for the third quarter of 2012, driven by higher prices on flat consumption per APCD.
Other expense was $1.3 million in the third quarter of 2013 compared to $0.9 million for the third quarter of 2012.

Results of Operations
Operating results for the three months ended September 30, 2013, compared to the same period in 2012, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2013		2012
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$149,771	90.2%	$143,152	90.0%
Onboard and other	16,185	9.8%	15,861	10.0%
Total revenue	165,956	100.0%	159,013	100.0%

Cruise operating expense
Commissions, transportation and other	50,355	30.3%	53,832	33.9%
Onboard and other	4,651	2.8%	4,852	3.1%
Payroll, related and food	20,502	12.4%	20,316	12.8%
Fuel	9,855	5.9%	9,203	5.8%
Other ship operating	11,212	6.8%	12,249	7.7%
Other	1,262	0.8%	912	0.6%
Total cruise operating expense	97,837	59.0%	101,364	63.7%
Other operating expense
Selling and administrative	18,216	11.0%	17,257	10.9%
Depreciation and amortization	9,064	5.5%	10,568	6.6%
Total operating expense	125,117	75.4%	129,189	81.2%
Operating income	40,839	24.6%	29,824	18.8%

Non-operating income (expense)
Interest income	67	—%	135	0.1%
Interest expense	(9,375)	(5.6)%	(9,290)	(5.8)%
Other income (expense)	1,272	0.8%	174	0.1%
Total non-operating expense	(8,036)	(4.8)%	(8,981)	(5.6)%
Income before income taxes	32,803	19.8%	20,843	13.1%
Income tax expense	85	0.1%	136	0.1%
Net income	$32,888	19.8%	$20,979	13.2%

Operating results for the nine months ended September 30, 2013, compared to the same period in 2012, are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2013		2012
		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$392,983	90.8%	$372,806	90.5%
Onboard and other	40,026	9.2%	39,082	9.5%
Total revenue	433,009	100.0%	411,888	100.0%

Cruise operating expense
Commissions, transportation and other	139,564	32.2%	141,100	34.3%
Onboard and other	11,126	2.6%	10,260	2.5%
Payroll, related and food	59,922	13.8%	58,337	14.2%
Fuel	31,384	7.2%	31,751	7.7%
Other ship operating	32,927	7.6%	32,620	7.9%
Other	3,783	0.9%	8,037	2.0%
Total cruise operating expense	278,706	64.4%	282,105	68.5%
Other operating expense
Selling and administrative	59,765	13.8%	55,258	13.4%
Depreciation and amortization	27,432	6.3%	30,111	7.3%
Total operating expense	365,903	84.5%	367,474	89.2%
Operating income	67,106	15.5%	44,414	10.8%

Non-operating income (expense)
Interest income	206	—%	360	0.1%
Interest expense	(29,066)	(6.7)%	(25,356)	(6.2)%
Other income (expense)	(3,924)	(0.9)%	(1,840)	(0.4)%
Total non-operating expense	(32,784)	(7.6)%	(26,836)	(6.5)%
Income before income taxes	34,322	7.9%	17,578	4.3%
Income tax expense	(24)	—%	(65)	—%
Net income	$34,298	7.9%	$17,513	4.3%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Passenger Days Sold	169,659	167,691	492,769	485,665
APCD	173,880	173,880	515,970	509,040
Occupancy	97.6%	96.4%	95.5%	95.4%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$32,888	$20,979	$34,298	$17,513
Interest income	(67)	(135)	(206)	(360)
Interest expense	9,375	9,290	29,066	25,356
Depreciation and amortization	9,064	10,568	27,432	30,111
Income tax expense, net	(85)	(136)	24	65
Other (income) expense	(1,272)	(174)	3,924	1,840
Equity-based compensation/transactions (a)	143	177	572	676
Fuel hedge gain (b)	151	75	214	1,377
Loss on disposal (c)	—	—	—	303
Other addback expenses per credit agreement (d)	304	484	3,111	1,359
Adjusted EBITDA	$50,501	$41,128	$98,435	$78,240

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)	Fuel hedge gain represents the realized gain on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(c)	Loss on disposal represents write-off of property and equipment during drydocks.

(d)
Other addback expenses per credit agreement represents the net impact of time out of service as a result of unplanned repairs to vessels; expenses associated with professional fees and other costs associated with raising capital through debt and equity offerings; and certain litigation fees. Also included are restructuring charges associated with personnel changes and other corporate reorganizations to improve efficiencies.

In the following table, Net Per Diem is calculated by dividing net revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing net revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Passenger ticket revenue	$149,771	$143,152	$392,983	$372,806
Onboard and other revenue	16,185	15,861	40,026	39,082
Total revenue	165,956	159,013	433,009	411,888
Less:
Commissions, transportation and other expense	50,355	53,832	139,564	141,100
Onboard and other expense	4,651	4,852	11,126	10,260
Net Revenue	$110,950	$100,329	$282,319	$260,528

Passenger Days Sold	169,659	167,691	492,769	485,665
APCD	173,880	173,880	515,970	509,040
Net Per Diem	$653.96	$598.30	$572.92	$536.44
Gross Yield	954.43	914.50	839.21	809.15
Net Yield	638.08	577.00	547.16	511.80

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total cruise operating expense	$97,837	$101,364	$278,706	$282,105
Selling and administrative expense	18,216	17,257	59,765	55,258
Gross Cruise Cost	116,053	118,621	338,471	337,363
Less:
Commissions, transportation and other expense	50,355	53,832	139,564	141,100
Onboard and other expense	4,651	4,852	11,126	10,260
Net Cruise Cost	61,047	59,937	187,781	186,003
Less:
Fuel	9,855	9,203	31,384	31,751
Other expense	1,262	912	3,783	8,037
Net Cruise Cost, excluding Fuel and Other	$49,930	$49,822	$152,614	$146,215

APCD	173,880	173,880	515,970	509,040
Gross Cruise Cost per APCD	$667.43	$682.20	$655.99	$662.74
Net Cruise Cost per APCD	351.09	344.70	363.94	365.40
Net Cruise Cost, excluding Fuel and Other, per APCD	287.15	286.53	295.78	287.24

Three Months Ended September 30, 2013 ("2013") Compared to Three Months Ended September 30, 2012 ("2012")
Revenue
Total revenue increased $7.0 million or 4.4%, to $166.0 million in Q3 2013 from $159.0 million in Q3 2012. This increase was mainly due to:

•
Passenger ticket revenue increased $6.6 million or 4.6%, to $149.8 million in 2013 from $143.2 million in 2012. Higher pricing accounted for $4.9 million of the change while increased occupancy attributed to $1.7 million of the increase.

•	Onboard and other revenue increased $0.3 million or 1.9%, to $16.2 million in 2013, from $15.9 million in 2012, primarily from increased occupancy.
Cruise Operating Expense
Total cruise operating expense decreased $3.6 million, or 3.6%, to $97.8 million in 2013, from $101.4 million in 2012. The decrease was mainly due to:

•
$3.5 million decrease in Commissions, transportation and other, primarily due to a $2.1 million decrease in airfare due to lower air costs and air participation. Additionally, there was a $1.8 million decrease in commissions due to change in channel mix including increase in charter sales in 2013.

•	$1.0 million decrease in Other ship operating, primarily driven by lower Hotel expenses of $0.5 million and lower Deck & Engine costs of $0.4 million.

•	$0.2 million decrease in Onboard and Other due to costs associated with shore excursions.

The decrease was partially offset by:

•	$0.7 million increase in Fuel driven by a 7.1% increase in our average cost per Metric Ton to $727 per Metric Ton in 2013 from $679 per Metric Ton in 2012 while consumption per APCD was flat.

•	$0.4 million increase in Other expenses was primarily due to vessel insurance.

•	$0.2 million increase in Payroll, related and food, due to increased occupancy.

Selling and Administrative Expense
Selling and administrative expense in 2013 increased $0.9 million, or 5.2%, to $18.2 million in 2013 from $17.3 million in 2012. The increase was primarily due to increased sales and marketing expenses of $0.6 million and increased general and administrative expenses of $0.3 million.
Depreciation and Amortization Expense
Depreciation and amortization expense in 2013 decreased $1.5 million, or 14.2%, to $9.1 million from $10.6 million in 2012. As of January 1, 2013, we increased each ship's projected residual value resulting in $1.3 million of reduced depreciation expense compared to 2012.

Non-Operating Income (Expense)
Total non-operating expense in 2013 decreased $1.0 million, or 11.1% to $8.0 million from $9.0 million in 2012. The decrease was mainly due to:

•
Other income (expense) increased $1.1 million, to $1.3 million from $0.2 million in 2012. The increase was primarily driven by a net gain of $0.9 million on fuel hedge contracts due to an increase in fuel prices in 2013. In 2012, we had a loss on the extinguishment of debt of $4.5 million for refinancing of our first lien term loan, offset by a net gain of $4.2 million on fuel hedges. There were no debt extinguishment costs in 2013.

The decrease was partially offset by:

•
Interest expense increased $0.1 million, or 1.1%, to $9.4 million in 2013, from $9.3 million in 2012. The increase was due to the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate.

Net Yield
Net Yield increased by 10.6% to $638.08 in 2013 from $577.00 in 2012 primarily due to increases in our ticket prices.
Net Cruise Cost per APCD
Net Cruise Cost per APCD increased by 1.9% to $351.09 in 2013 from $344.70 in 2012 due to increased sales and marketing costs as well as higher fuel expense. Excluding fuel cost and other expense, Net Cruise Cost per APCD increased by 0.2% to $287.15 in 2013 from $286.53 in 2012.

Nine Months Ended September 30, 2013 (“2013”) Compared to Nine Months Ended September 30, 2012 (“2012”)
Revenue
Total revenue increased $21.1 million or 5.1% to $433.0 million in 2013 from $411.9 million in 2012. This increase was mainly due to:

•
Passenger ticket revenue increased $20.2 million or 5.4%, to $393.0 million in 2013, from $372.8 million in 2012, driven by a $14.7 million increase due to pricing and a $5.5 million increase due to additional PDS.

•
Onboard and other revenue increased $0.9 million or 2.3% to $40.0 million in 2013 compared to $39.1 million in 2012 driven by $0.6 million increase due to additional PDS and $0.3 million increase due to pricing increases.

Cruise Operating Expense
Total cruise operating expense decreased $3.4 million, or 1.2%, to $278.7 million in 2013 from $282.1 million in 2012. The decrease was mainly due to:

•	$4.3 million decrease in Other, due to costs associated with the Seven Seas Navigator drydock in 2012. There were no scheduled drydocks during the first nine months of 2013.

•	$1.5 million decrease in Commissions, transportation and other is primarily driven by lower commissions due to changes in channel mix, including increase in charter sales in 2013.

•
$0.4 million decrease in Fuel driven by a 2.2% decrease in our average cost per Metric Ton to $722 per Metric Ton in 2013 from $738 per Metric Ton in 2012 partially offset by an increase in metric tons consumed, although at a slightly lower consumption per APCD.

The decrease was offset by:

•	$1.6 million increase in Payroll, related and food due to cost increases in hotel services costs as a result of increased occupancy.

•	$0.9 million increase in Onboard and other due to increased other destination services and shore excursion costs.

•	$0.3 million increase in Other ship operating caused by higher deck and engine costs.

Selling and Administrative Expense
Selling and administrative expense for 2013 increased $4.5 million, or 8.1%, to $59.8 million in 2013 from $55.3 million in 2012. The increase was driven by $3.3 million of higher sales and marketing expenses and $2.1 million of professional fees and administrative costs, offset by lower rent and office related costs of $0.9 million.
Depreciation and Amortization Expense
Depreciation and amortization expense in 2013 decreased $2.7 million, or 9.0%, to $27.4 million from $30.1 million in 2012. As of January 1, 2013, we increased each ship's projected residual value resulting in $4.0 million of reduced depreciation expense compared to 2012. This decrease was primarily offset by an increase in depreciation on vessel refurbishment of $1.3 million.
Non-Operating Income (Expense)
Total non-operating expense in 2013 increased $6.0 million, or 22.4% to $32.8 million from $26.8 million in 2012. The increase was due mainly due to:

•
Interest expense increased $3.7 million, or 14.6%, to $29.1 million in 2013, from $25.4 million in 2012, driven by the refinancing of our first lien term loan in August 2012 with a new term loan bearing a higher interest rate margin.

•
Other income (expense) increased $2.1 million to $3.9 million expense in 2013, from $1.8 million expense in 2012. In 2013, we had a loss on the extinguishment of debt of $3.7 million as a result of the repricing of our first lien term loan and a net loss of $0.2 million on our fuel hedge contracts. In 2012, we had a loss on the extinguishment of debt of $4.5 million as part of our refinancing of our first lien term loan and a $0.1 million foreign currency transaction loss, offset by a net gain of $2.8 million on fuel hedges.
Net Yield
Net Yield increased by 6.9% to $547.16 in 2013 from $511.80 in 2012, primarily due to increases in our ticket prices.
Net Cruise Cost per APCD
Net Cruise Cost per APCD decreased by 0.4% to $363.94 in 2013 from $365.40 in 2012 on lower drydock and fuel costs. Net Cruise Cost excluding fuel and other per APCD increased by 3.0% to $295.78 in 2013 from $287.24 in 2012, primarily due to increased deck and engine costs.

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
In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. It requires an entity to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Entities must also cross-reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. This standard was effective beginning January 1, 2013. See Footnote 6: Other Comprehensive Income for details.
In July 2013, the Financial Accounting Standards Board issued ASU 2013-10, Inclusion of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this guidance as of July 17, 2013, and it did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities increased by $12.3 million to $82.0 million in 2013, from $69.7 million in 2012, driven by an increase in net income adjusted for non-cash items (such as depreciation, amortization, stock compensation, and an unrealized loss on derivative contracts) of $11.2 million, an increase in passenger deposits of $8.3 million offset by a decrease in other working capital of $7.2 million.
Net cash used in investing activities increased by $5.8 million to $24.8 million in 2013 compared to $19.0 million in 2012. The increase was due to higher capital expenditures partially offset by a release of restricted cash. Higher capital expenditures of $12.7 million was due to Seven Seas Explorer down payment of $22.0 million in 2013 offset by Seven Seas Navigator scheduled drydock in 2012 while there were no scheduled drydocks in 2013. The net change in restricted cash of $7.1 million was primarily due to the return of $8.0 million held as collateral for a surety bond mandated by the Federal Maritime Commission. The surety provider released the collateral requirement following a periodic review of our business and future surety needs.
Net cash used in financing activities increased $5.8 million to $11.2 million in 2013, from $5.4 million in 2012. The increase was due to debt related costs associated with the repricing of our first lien credit facility in February 2013.
Funding Sources and Future Commitments
As of September 30, 2013, our liquidity was $185.8 million, consisting of $145.8 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $54.4 million as of September 30, 2013, as compared to our working capital deficit of $82.1 million as of December 31, 2012. The change is due primarily to a larger cash balance at September 30, 2013. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is mainly attributable to (1) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date, however the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down revolving credit facilities, or any other use of cash.
In addition, we financed the purchase of our ships through long-term credit agreements, of which the current portion of these instruments increase our working capital deficit. The current portion of long-term debt was $2.2 million at September 30, 2013. We generated substantial cash flows from operations, and our business model, along with our revolving credit facility, has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.
We have contractual obligations of which our debt maturities represent our largest funding requirement. As of September 30, 2013, we have $521.3 million in future debt maturities, of which $2.3 million is payable through September 30, 2014.
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

Contractual Obligations
As of September 30, 2013, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Interest on long-term debt (1)	$199,853	$34,567	$68,719	$68,149	$28,418
Operating lease obligations	1,118	752	366	—	—
Maintenance contract obligations (2)	5,832	1,707	3,414	711	—
Purchase obligations - equipment	5,210	1,585	2,979	646	—
Purchase obligations - newbuild	423,605	22,295	401,310	—	—
Acquisition of non-compete (3)	463	150	313	—	—
Long-term debt (4)	521,250	2,250	6,000	6,000	507,000
Capital lease obligation (5)	9,625	542	1,810	1,902	5,371
Total	$1,166,956	$63,848	$484,911	$77,408	$540,789

(1)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon LIBOR, with a floor of 1.25%, plus the applicable margin ("All In Rate"). At September 30, 2013, the All In Rate was 4.75% and was used to estimate all periods. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(2)
Amounts represent obligations under the five year maintenance agreement with a third party vendor for certain equipment purchases and monthly maintenance fees. The contract was signed on March 1, 2012 and has a term of sixty months.

(3)	Amounts represent obligations under the separation and independent contractor agreement with our former President. The contract was effective on January 31, 2013 and has a term of twenty-four months.

(4)
Amounts represent debt obligations with initial terms in excess of one year, excluding the original issue discounts of $1.8 million as of September 30, 2013. The contractual obligation under long-term debt does not reflect any excess cash flow payments we may be required to make pursuant to our senior secured credit facilities.

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
Off-Balance Sheet Arrangements
None.

Debt Covenants
Our credit agreements contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of September 30, 2013, we are in compliance with all financial covenants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks attributable to changes in fuel prices, foreign currency exchange rates and interest rates. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. For a discussion of our hedging strategies on market risks see Note 4, Derivative Instruments, Hedging Activities and Fair Value Measurements in the accompanying notes to consolidated financial statements and Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K (333-178244) filed with the SEC on March 8, 2013.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 7.2% and 7.7% for the nine months ended September 30, 2013 and 2012, respectively. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income.
As of September 30, 2013, we have fuel derivative swap agreements with an aggregate notional amount of approximately $22.5 million maturing through December 2015. These agreements hedge approximately 75%, 42% and 10% of our estimated fuel consumption remaining in 2013, 2014 and 2015, respectively. The estimated fair value of these contracts at September 30, 2013 was approximately $0.8 million.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rate risk relates to our euro-denominated ship construction contract, ship drydocks and other operational expenses. We enter into foreign currency forward contracts and collar options to limit the exposure to movements in the foreign currency exchange rates related to these risks. The majority of our operational foreign currency forward contracts do not qualify for hedge accounting; therefore, the changes in the fair value of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of September 30, 2013 and December 31, 2012, we had no outstanding operational foreign currency forward contracts related to drydock or other operational expenses.
During the third quarter of 2013, we entered into a foreign currency collar option with an aggregate notional amount of €274.4 million ($365.8 million as of September 30, 2013), to hedge a portion of our foreign currency exposure related to the construction contract for Seven Seas Explorer. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature in June 2016. The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of September 30, 2013, that all were effective.
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

Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.1	Newbuild Contract - Seven Seas Explorer *				X
10.2	Financing Contract - Seven Seas Explorer *				X
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X
* - Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: November 8, 2013	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: November 8, 2013	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer