Form 10-Q/A
period 2013-09-30
Seven Seas Cruises S. DE R.L.
filed 2014-02-04
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Seven Seas Cruises S. DE R.L. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibit 10.2 to the Original Report in response to comments from the Securities and Exchange Commission (the “SEC”) regarding a confidential treatment request submitted to the SEC with respect to Exhibit 10.2 of Item 6 of Part II of the Original Report, which is hereby amended to include a revised redacted version of Exhibit 10.2.
No other changes have been made to the Original Report. This Amendment No. 1 speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.1	Newbuild Contract – Seven Seas Explorer *†
10.2	Financing Contract – Seven Seas Explorer *				X
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Schema †
101.CAL	XBRL Taxonomy Calculation Linkbase †
101.DEF	XBRL Taxonomy Definition Linkbase †
101.LAB	XBRL Taxonomy Label Linkbase †
101.PRE	XBRL Taxonomy Presentation Linkbase †

* - Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report and have been filed separately with the SEC.
† - Previously filed as an exhibit to the Original Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: February 3, 2014	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: February 3, 2014	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer

4