Form 10-K
period 2013-12-31
Seven Seas Cruises S. DE R.L.
filed 2014-03-11
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

SEVEN SEAS CRUISES S. DE R.L.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
All statements other than statements of historical facts, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), made in this Annual Report on Form 10-K are forward-looking. Many, but not all, of these statements can be found by looking for terms like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “could,” “will,” “may,” “might,” “forecast,” “estimate,” “intend,” and “future” and for similar words. Forward-looking statements reflect management's current expectations and do not guarantee future performance and may involve risks, uncertainties and other factors that are difficult to predict and many of which are beyond our control. These factors could cause our actual results, performance, or achievements to differ materially from the future results, performance, or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	adverse economic conditions that may affect consumer demand for cruises, such as declines in the securities and real estate markets, declines in disposable income and consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies, as well as non-cruise vacation alternatives, which may affect our ability to compete effectively;

•	the delivery schedules and estimated costs of newbuilds, in particular the Seven Seas Explorer, on terms that are favorable or consistent with our expectations;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	continued availability under our credit facilities and compliance with our covenants;

•	changes in interest rates, fuel costs, or foreign currency rates;

•	the risks associated with operating internationally;

•	changes in general economic, business and geopolitical conditions;

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

PART I
Item 1. Business

Our Company

Regent Seven Seas is a leading luxury cruise company with the industry’s most comprehensive all-inclusive product offering, across a wide variety of worldwide itineraries. We own and operate three, six-star luxury cruise vessels, Seven Seas Navigator, Seven Seas Mariner, and Seven Seas Voyager, with 1,890 berths in the aggregate. We are currently building a 750 passenger ship, Seven Seas Explorer, for delivery in the summer of 2016. The all-suite, all-balcony ship will feature sophisticated designer suites ranging from 300 to 3,500 square feet with an industry leading space ratio of 76.0 and a crew-to-guest ratio of 1:1.4. The ship will include six open-seating gourmet restaurants, Regent’s signature nine-deck open atrium, a two-story theater, two boutiques and an expansive Canyon Ranch SpaClub®. Operationally, the vessel will be a green ship, employing the most advanced environmental systems and state-of- the-art technology.

Our focus on providing guests with highly personalized service, activities and world-class accommodations has earned us numerous awards. Additionally, we are consistently ranked among the top luxury cruise lines by various travel publications. During 2011, 2012 and 2013, we were bestowed "Best Luxury Cruise Line" by Virtuoso, a large network of travel agencies. Epicurious.com has also rated Seven Seas Mariner as having among the best food at sea. We also recently won the "Best For Luxury" category in the 2013 Cruise Critic Editor's Picks Awards.

Our award-winning fleet features some of the highest space-to-guest and staff-to-guest ratios in the industry, providing guests with individually-tailored service and what we believe to be unparalleled cruise accommodations. We sail to exotic destinations around the world, allowing us to provide our guests with a global and differentiated travel experience. Included in our more than 250 destinations are Alaska, the Caribbean, South America, Northern Europe, the Mediterranean, Africa, South Pacific and Asia. Our cruises range from seven days to as many as 136 days, depending on the itinerary. We distinguish ourselves from other cruise competitors on the basis of the quality of our ships, the all-inclusive nature of our product, the individualized service we provide, and the variety of itineraries we sail.

Our target customers are primarily baby boomers, as they represent an upscale customer base that is the largest and the fastest growing segment of the U.S. population. In 2013, the average Regent Seven Seas customer was 63 years old. Continued innovation across our product offerings not only attracts new cruise passengers, but also drives a high percentage of repeat customer traffic, a consistent source of our passenger and revenue growth. We believe that our customer-centric operating model, and the highly personalized cruise experience that we offer, drive high customer satisfaction and significant repeat bookings totaling approximately 50% and 52% of our passenger days sold in 2013 and 2012, respectively. This loyal customer base, combined with our "market to fill" marketing strategy and the fact that guests book cruises up to 20 months in advance, with cash deposits typically 15% of the total cruise package fare generally due within seven days of booking, creates significant advance visibility into our future revenue and provides for strong cash flows.

For the year ended December 31, 2013, we had total revenue of $545.8 million, net income of $22.6 million and Adjusted EBITDA of $105.9 million. This represents an increase of 3.2%, 655.8%, and 20.6% over 2012 total revenue, net income and Adjusted EBITDA, respectively. Revenue growth was a result of strong bookings and a favorable pricing environment. The increase in net income was primarily driven by increases in net yields. In comparing our Adjusted EBITDA Margin which was 19.4 % at December 31, 2013, to other cruise lines, it is important to note that our more inclusive product offering results in higher Commissions, transportation and other expense. Accordingly, we believe a more appropriate margin analysis is Net Revenue Adjusted EBITDA Margin, which is Adjusted EBITDA divided by Net Revenue, which was 30.0% for the year ended December 31, 2013.

We own and operate a three-ship fleet with an aggregate appraised value of $607.5 million based on the average of the appraisals performed in January 2014 by two independent ship brokerage firms.

Our History

Regent is a leading luxury cruise company and traces its origins to 1992, when Seven Seas Cruise Line merged with Diamond Cruise to become Radisson Seven Seas Cruises. In 2006, the cruise line was re-branded by its then-owner Carlson Company as Regent Seven Seas Cruises. In January 2008, Prestige Cruise Holdings, Inc. ("PCH") acquired substantially all of the assets of Regent Seven Seas Cruises, Inc. and the equity of certain of its affiliated companies and joint ventures from Carlson Cruises Worldwide, Inc. and Vlasov Shipping Corporation.

We are a 100%-owned subsidiary of PCH, the market leader in the Upscale segment, which is comprised of the Upper Premium and Luxury segments, of the $29 billion cruise industry, with approximately 6,442 berths between its Oceania Cruises and Regent Seven Seas brands. PCH is 100% owner of Oceania Cruises Inc. ("OCI"), which currently operates five vessels on worldwide itineraries. PCH is a 100%-owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. ("PCI"), which is primarily controlled by funds affiliated with Apollo Global Management, LLC ("Apollo").

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

Our Industry

We believe that the cruise industry demonstrates positive fundamentals:

Strong Industry Growth

Cruising represents a small but growing sector of the overall vacation market. Cruising is a vacation alternative with broad appeal, as it offers a wide range of products from contemporary to luxury service offering to suit the various preferences of vacationing customers of all ages, backgrounds and interests. According to Cruise Lines International Association ("CLIA"), only 24% of the U.S. population has ever taken a cruise. However, CLIA estimates that during 2012, approximately 17 million passengers went on a CLIA North America member cruise, an increase of 3.8% over the preceding year. According to CLIA, the number of cruise passengers originating from North America has increased each year since 1995 as cruising has evolved from a niche vacation experience to a leisure holiday with broad appeal across all demographic and psychographic groups. Despite this growth, the cruise industry still has lower penetration levels compared to similar land-based vacations. For example, based on industry research, in 2013, approximately 58.5 million people visited Orlando, Florida and approximately 40 million people visited Las Vegas, Nevada. We believe this data highlights the continued growth potential for ocean going cruising.

Attractive Demographics of Target Market

Long-term demographics are favorable for the cruise industry, in particular for the Upscale segment. Historically, people 55 years of age and older have had the highest disposable income levels and the most leisure time, making them the prime candidates for upper premium and luxury ship cruising given the longer itineraries and higher per diems of cruises in this category. According to U.S. Census Bureau data, in 2010, the 55 years and older age group was comprised of 77 million individuals, representing approximately 25% of the U.S. population. This group is expected to increase to 87 million by 2015 and 106 million by 2025. These individuals control $12.7 trillion of wealth and represent approximately 31% of the global high net worth individual population. The demographics in Europe are expected to follow a similar growth trend.

International Growth in Emerging Markets

Significant growth opportunities exist for sourcing guests from Europe and other international markets, as the percentage of guests from outside North America who have taken cruises is far lower than the percentage of North Americans. Emerging markets in Asia and the Pacific Rim also hold strong potential for us to source future cruise passengers. As recently as seven years ago, no international cruise lines serviced these regions. However, a number of cruise lines in the Contemporary and Premium segments, which typically include cruises of seven days or less, have a more casual ambiance, and offer the lowest prices, have recently deployed ships in Asia for seasonal or year-round operations. The increase in personal wealth in these and other emerging markets is particularly beneficial to the cruise industry, as historically, when the living standards improve in a country, the population first focuses on buying physical assets (e.g., houses, cars, etc.) and then focuses on buying aspirational experiences, such as travel. Overall, the growth in cruising outside of North America has been increasing at a considerably faster pace than within North America.

Multiple Segments

The cruise industry’s brands have been historically segmented into the Contemporary, Premium, Upper Premium and Luxury categories. Collectively, we refer to the Upper Premium and Luxury categories as the Upscale segment. The Premium segment typically includes cruises that range from seven to fourteen days. Premium cruises emphasize higher quality offerings, more personal comfort and greater worldwide itineraries, with higher average pricing than the Contemporary cruises.

Upper Premium is a niche market segment defined by an experience that straddles the Premium and Luxury segments but with smaller ships than those operated by the Premium lines, higher space and higher crew-to-guest ratios, more refined culinary programs, higher service standards and a greater destination-oriented focus than the Premium segment. The Luxury segment is characterized by the smallest vessel size, unique itineraries, the largest stateroom accommodations, gourmet culinary programs, highly personalized service and a more inclusive offering. These exclusive attributes, combined with limited supply growth and a growing worldwide target population, provide Upscale operators with significant pricing leverage as compared to the other segments of the cruise industry.

According to CLIA, North American passenger capacity included 225 ships with over 344,000 berths expected at the end of 2013. Luxury cruise companies account for 18 of the 225 ships and 2.3% of total berths. By the end of 2014, the number of luxury berths is expected to decrease 1.1% to 7,904, while the industry capacity will continue to increase such that luxury berths will only represent 2.2% of total berths.

The figures and attributes in the following chart represent what we believe are the typical characteristics of cruise industry segments:

Segment	Contemporary	Premium	Upper Premium	Luxury
Major Brands	Norwegian Cruise Line Carnival Cruise Line Royal Caribbean Costa MSC Cruises	Holland America Line Celebrity Cruises Princess Cruises Cunard	Oceania Cruises Azamara Club Cruises	Regent Seven Seas Silversea Cruises Crystal Cruises Seabourn Cruises
Berths	1,700 – 5,000+	1,300 – 3,500+	684 – 1,250	200 – 1,070
Per Diem	$100 – $150	$150 – $250	$250 – $400	$500+
Pricing Model	A la carte	A la carte	A la carte	Inclusive
Length of Cruise	7 days or less	7 – 14 days	10 – 180 days	7 – 136+ days
Description	• Largest segment (~50% of market) • Larger ships with fixed dining and focus on onboard activities • Often the choice of first time cruisers	• Accounts for ~30% of market • Somewhat smaller ships with larger cabins and higher levels of service • Still appealing to broad market	• Unique combination of quality and value through midsized vessels • Destination-oriented cruises • Caters to the more experienced, affluent customer segment	• Ultra luxury and personalized service for affluent, experienced cruisers at industry leading per diems • Itineraries are extensive and unique • All-inclusive offering
High Barriers to Entry

The cruise industry is characterized by high barriers to entry, including the existence of well-known and established consumer brands, the cost, time and personal relationships required to develop strong travel agent network partnerships necessary for success, the large capital expenditures required to build new and sophisticated ships, the limited number of ship builders with experience in constructing passenger ships and the long lead time necessary to construct new ships. Based on recently announced newbuilds and depending on the intended industry segment, the cost to build a new cruise ship can range from $340 million to $1.3 billion, or $195,000 to $741,000 per berth. The ultimate cost depends on the ship’s size and product offering, with the Upper Premium and Luxury segments having the highest cost per berth in the industry, ranging from $443,000 to $741,000 per berth. The Luxury segment in particular has demonstrated high barriers to entry with our competitors having participated in the market for an average of approximately 24 years. We believe that the newbuild pipeline in the Upscale segment is relatively favorable compared to the broader industry, with few deliveries scheduled through 2016 other than Regent’s newbuild.

Our Competitive Strengths

We believe that the following business model attributes enable us to successfully execute our strategy:

Experienced Management Team

We are led by a management team with extensive cruise and leisure industry experience. The team includes Frank J. Del Rio as Chairman and CEO with 20 years of industry experience, Kunal S. Kamlani as President of PCH, Regent and Oceania with 19 years of experience in the financial services and leisure industries, T. Robin Lindsay as Executive Vice President of Vessel Operations with 34 years of industry experience and Jason M. Montague as Executive Vice President and Chief Financial Officer with 13 years of industry experience.

Shareholders and Sponsor

Our principal shareholder and sponsor, Apollo, has experience investing in the cruise, leisure and travel-related industries. Apollo is a leading global alternative asset manager with offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2013 and 2012, Apollo had assets under management of $161 billion and $113 billion, respectively, invested in its private equity, capital markets and real estate businesses. In addition to holding a controlling interest in PCH, through PCI, which in turn owns Regent Seven Seas and Oceania Cruises, Apollo holds a controlling interest in Norwegian Cruise Line Holdings Ltd., one of the leading global cruise line operators with operations in the Contemporary segment of the cruise industry. Apollo also has current investments in other travel and leisure companies, including Caesars Entertainment and Great Wolf Resorts, and has in the past invested in Vail Resorts, Wyndham International and other hotel properties. For information regarding potential conflicts of interest between us and our sponsor, See "Item 1A—Risk Factors—Risks Related of Our Business—Our sponsor controls us and our sister company, Oceania Cruises, through its control of our parent companies PCI and PCH, and the interests of our sponsor and our parent companies may conflict with or differ from our interests."

Cash Flow Generation

Our business model allows us to generate a significant amount of free cash flow with high revenue visibility. We encourage our target customers to book their cruise vacations as early as possible in the sales cycle and to prepay for certain optional services. We begin to sell our inventory up to 20 months prior to sail date, with deposits generally due within seven days of booking and final payment collected 90 to 150 days before sailing. This payment model results in passenger deposits being a source of cash, provides strong visibility into our future revenues and corresponding cash flows and gives us ample time to adjust selling price and sales and marketing initiatives to minimize acquisition costs and maximize net yields. Moreover, we benefit from favorable U.S. tax status, as our income is primarily derived from the operation of cruise ships in international waters and is therefore generally exempt from U.S. federal income taxes. As a result of these factors, we generate significant free cash flow, a portion of which can be used for debt reduction and capacity expansion.

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

Delivery of the 750 guest newbuild, Seven Seas Explorer, is expected in the summer of 2016. The all-suite, all-balcony Seven Seas Explorer will feature sophisticated designer suites ranging from 300 square feet to 3,500 square feet with an industry leading space ratio of 76.0 (gross tons per guest) and a crew-to-guest ratio of 1 to 1.4. The ship will include six open-seating gourmet restaurants, Regent’s signature nine-deck open atrium, a two-story theater, three boutiques and an expansive Canyon Ranch SpaClub®. Operationally, it will be a green ship, employing the most advanced environmental systems and state-of-the-art technology. Upon delivery of the Seven Seas Explorer, Regent will be the world’s largest luxury cruise line.

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

Our Business Strategies

We believe the following are the key components of our business strategy:

Disciplined Growth

As we achieve higher occupancy levels, we will consider various avenues available to us to enable further growth in passenger capacity. These possibilities include potential acquisitions of other cruise operators or a newbuild program in the future. These growth initiatives will be considered and potentially implemented long term as it takes at least three years of lead time for a newbuild program and we believe that currently, there are no existing vessels available that would be complementary to our existing fleet. When evaluating growth opportunities, we will continue to focus on profitability and cash flow as well as maintaining a moderate leverage profile.

High Quality Fleet

Our fleet, which consists of three six-star luxury cruise ships, is designed to provide guests with the highest quality cruise experience throughout their stay. Our accommodations are large and luxurious, with space ratios of 58.78 to 68.68 (gross tons per guest), which are among the highest in the industry. Capacity is limited to 490 to 700 guests, allowing us to give each passenger a unique, personalized experience. As a result, our ships are less likely to have crowding or lines. Our cruises are staffed at a crew-to-guest ratio of 1 to 1.4 and 1 to 1.6, further promoting individually tailored luxury service. Our three ships offer all-suite accommodations, with 90-100% of the suites featuring private balconies.

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

Loyal and Repeat Customer Base

Our target customer is 55 years of age or older, has a net worth of over $1.0 million, is well educated and is a seasoned world traveler. This target audience has reached an age and wealth status where the convenience, comfort and luxury amenities of an upscale cruise product are extremely appealing.

Our award-winning service, innovative itineraries, gourmet cuisine and luxurious onboard amenities have resulted in nearly perfect passenger satisfaction ratings. In 2013, approximately 98% of guests that responded to our survey reported that their cruise experience met or exceeded their expectations, and that they will “definitely” or “probably” return. As a result of high customer satisfaction, repeat guests accounted for 50% of total guests aboard our ships in 2013

(on a passenger days sold basis). Our ability to consistently deliver a high quality product and achieve significant guest satisfaction continues to be a competitive advantage.

Differentiated Revenue Management Strategy

We have implemented a differentiated price enhancing revenue management strategy that encourages our target market to book early to obtain the most attractive value offering, with bookings made up to 20 months in advance of sail date. This timeline provides us with greater visibility into our future revenues and gives us ample time to adjust sales, marketing and pricing initiatives as necessary. Due to the more inclusive nature of our product offerings, a greater percentage of our Net Revenue is comprised of net ticket revenue as compared to Contemporary and Premium segment cruise lines, which must wait until the actual sailing to gain visibility into much of their revenues, as their onboard revenue represents a greater portion of their total revenue. On average, our guests book seven to eight months in advance of sail date. Based on our research, we believe the industry average booking curve is five months or less.

When we launch new itineraries, we clearly articulate to potential customers and travel agents that prices are subject to increase as the cruise date approaches, as well as the specific dates on which those price increases may occur. We believe the travel agent community favors our pricing strategy as it allows them to provide value to their customers in a completely transparent manner, resulting in early bookings. This early booking cycle allows us to make more informed decisions about pricing, inventory management and marketing efforts.

Focus on Occupancy and Maximize Net Yields

We concentrate on improving our early booking occupancy rates to drive higher Net Yields. We execute targeted and high frequency marketing campaigns that communicate a distinct message of our differentiated value- packed cruise offerings in both North American and select international markets. To increase the effectiveness of our targeted marketing programs, we opened an outbound call center focused on optimizing leads created by our marketing programs and following up directly with consumers who have expressed interest in cruising with us. This dual prong strategy allows us to maximize the revenue potential from each customer contact (“leads”) generated by our various marketing campaigns. We expect that this strategic change and other initiatives in our sales organization and distribution channels will help drive sustainable growth in the number of guests carried and in Net Yields achieved. As an additional market opportunity, we are also focused on sourcing passengers from the European market. Europe represented 11.6% and 11.4% of Regent Seven Seas' total revenues in 2013 and 2012, respectively.

Due to our brands’ clear positioning and our target market focus on an older and more affluent clientele, we do not carry many families with children or groups of individuals that travel three or four to a stateroom. Conversely, we have a small but increased number of elderly guests who prefer to travel as “singles,” or one to a stateroom. Because 100% occupancy is based on two persons in a stateroom, we tend to report occupancies that are somewhat lower than those of the Premium and Contemporary cruise lines, while still sailing close to full in terms of cabin occupancy.

Improve Operating Efficiency and Lower Costs

We focus on driving continued financial performance through a variety of business improvement initiatives.
These initiatives focus on reducing costs while also improving the overall product quality we deliver to our customers.

Our business improvement initiatives focus on various cost containment programs such as contract negotiations, global purchasing and logistics, fuel consumption efficiencies and optimal itinerary deployments. We hedge our fuel purchases in order to provide greater visibility and certainty of our fuel expenses. As of December 31, 2013, we had hedged approximately 51% and 10% of our estimated fuel consumption for 2014 and 2015, respectively. In addition, we expect benefits derived from economies of scale from additional newbuilds will further drive operating efficiencies over the medium and long term.

Our Fleet

We operate three six-star luxury cruise ships, Seven Seas Navigator, Seven Seas Mariner, and Seven Seas Voyager with world-class accommodations and amenities, 1,890 berths in aggregate and an average age of approximately thirteen years. We operate at a maximum capacity of approximately 689,850 capacity nights per annum, assuming no drydocks. Capacity on each ship is limited to 490 to 700 guests and our cruises are staffed at a crew-to-guest ratio of 1 to 1.4 and 1 to 1.6. All of our ships offer all-suite accommodations with 90-100% of the suites featuring private balconies.

Delivery of the 750 guest newbuild, Seven Seas Explorer, is expected in the summer of 2016. The all-suite, all-balcony Seven Seas Explorer will feature sophisticated designer suites ranging from 300 square feet to 3,500 square feet with an industry leading space ratio of 76.0 (gross tons per guest) and a crew-to-guest ratio of 1 to 1.4. The ship will include six open-seating gourmet restaurants, Regent’s signature nine-deck open atrium, a two-story theater, three boutiques and an expansive Canyon Ranch SpaClub®. Operationally, it will be a green ship, employing the most advanced environmental systems and state-of-the-art technology. Upon delivery of the Seven Seas Explorer, Regent will be the world’s largest luxury cruise line.

The following table describes certain features of our vessels:

	Seven Seas Explorer	Seven Seas Voyager	Seven Seas Mariner	Seven Seas Navigator
Berths	750	700	700	490
Balconies	100%	100%	100%	90%
Gross tonnage	57,000	42,363	48,075	28,803
Space ratio (1)	76.00	60.52	68.68	58.78
Accommodations (sq ft)	300-3,500	350 – 1,403	301 – 2,002	301 – 1,173
Crew-to-guest ratio	1:1.4	1:1.6	1:1.6	1:1.4
Country of registry	Marshall Islands	Bahamas	Bahamas	Bahamas
Restaurants	6	4	4	3
Year built	(2)	2003	2001	1999

(1)	Space ratio refers to a unit of enclosed space per passenger on the ship measured in cubic feet, and represents gross tonnage divided by the number of double occupancy berths.

(2)	The Seven Seas Explorer is currently under construction, with delivery expected in the summer of 2016.

We have invested over $137 million from February 2008 through December 2013 to completely modernize our fleet. These renovations represent major elevations of the Regent Seven Seas product.

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

Other Onboard Amenities

All ships feature a state-of-the-art spa, wellness and fitness facility, and full-service beauty salon operated by Canyon Ranch. Canyon Ranch SpaClub offers all the most popular spa treatments and physical facilities such as body and skin-care treatment rooms, a well-equipped gym and weight room with cardio and weight training equipment, a juice bar, men’s and women’s locker rooms, thalassotherapy, and sauna and steam rooms. We also serve a full range of Canyon Ranch’s Spa Cuisine at mealtimes. The health-focused menu items are available for breakfast, lunch and dinner at the main dining rooms, casual dining venues, poolside and on the 24-hour room service menu for in-suite dining. On select voyages, Canyon Ranch healthy living experts offer on-board presentations and workshops addressing lifestyle change, healthy living and stress management.

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

Pre- and Post-Cruise Activity / Guest Services

We can handle virtually all aspects of guest reservations and transportation requirements, including arranging pre- and post-cruise hotel bookings and air transportation. During both 2013 and 2012, approximately 54% of our guests elected to take advantage of our free air program, which includes a comprehensive package of air, meet and greet services, and ground transfer to and from the ship. In addition, we offer guests the opportunity to purchase pre- and post-cruise hotel accommodations and land packages.

Loyalty Program

We maintain a loyalty program designed to cultivate long-term customer relationships with our customers. The Regent Seven Seas loyalty program, the "Regent Seven Seas Society," focuses on our most active customers and covers over 238,000 Regent Seven Seas Society households as of December 31, 2013. The programs have evolved to offer a range of guest rewards tailored to customer preferences, and are awarded in proportion to a member’s number of nights onboard.

The program offers significant value to us, both directly and indirectly. Its members act as ambassadors for the Regent Seven Seas cruise experience, conveying the benefits of the platform to potential customers. In addition, repeat cruisers tend to reserve future cruises farther in advance than first-timers, giving us earlier insight into future booking revenue. The program base is extremely active, with members re-qualifying themselves frequently. Acquisition costs for Regent Seven Seas Society members are much lower than traditional guests, in part because loyal customers record their preferences electronically, allowing us to target them with marketing customized to their preferred itinerary and interests. Customer loyalty continued to be an important driver of our business; 50% and 52% of total guests aboard our ships in 2013 and 2012, respectively, on a passenger days sold basis, were repeat guests.

Sales and Marketing

We have a U.S.-based sales team of 34 people that collectively oversee important strategic relationships and develop marketing plans and budgets for marketing campaigns across key accounts. This team sells our cruises to over

3,000 producing travel agents, charter and incentive clients. We also utilize onboard sales consultants to directly book current passengers for their next itinerary.

We are focused on increasing our sales and marketing efforts to complement existing travel agency relationships and give us the flexibility to adapt to changing market conditions. We maintain an outbound call centers focused on optimizing leads created by our marketing programs and following up directly with consumers who have expressed interest. This strategic change offers attractive occupancy growth potential as the traditional inbound-only call center shifts toward a sales-generating orientation. Internationally, we operate one office in the UK. Additional international revenue comes from general sales agents (GSAs) throughout the world with the majority of sales coming from Australia, Germany, Mexico and Brazil.

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

Our Ship Operations

Crew

Our best-in-class guest service levels are paramount in the Luxury segment, where travelers have discriminating tastes and high expectations for service quality. We have dedicated significant attention and resources to ensure our service offerings meet the demands of all our guests. We have implemented more rigorous onboard training programs and established additional human resources and career development resources. In addition, to ensure that guests receive highly personalized service and attention, we have right-sized the onboard staff to offer crew-to-guest ratios of approximately 1-to-1.6, which is among the highest in the industry. Our dedication to anticipating and meeting our guests’ every need differentiates our operations and fosters close relationships between guests and the crew, helping to build customer loyalty.

Logistics and Technology

Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. We have a department to manage deck and engine operations in-house for both Regent Seven Seas and our sister company, Oceania Cruises, which has resulted in higher quality maintenance and better cost control.

Ship Maintenance

Every 24 to 36 months each of our ships is taken out of service during a drydock for approximately ten days for scheduled maintenance work, repairs, and improvements. Our classification societies require each ship to drydock twice every five years with a maximum duration between each drydock not exceeding three years without prior approval from the classification society. Drydock procedures are typically performed during off-peak demand periods to minimize the effect on revenues.

Seasonality

The seasonality of the cruise industry generally results in the greatest demand for cruises during the summer months of the third quarter. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The effect of seasonality on our results is increased due to ships being taken out of service for regularly scheduled drydocks, which we typically schedule during off-peak demand periods.

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

Employees

As of December 31, 2013, we had a total of 687 Regent Seven Seas officers, crew members and other employees. We had 387 officers and crew members onboard our fleet and 300 shoreside employees. Individuals who we refer to as our shoreside employees are employed by a related entity, Prestige Cruise Services, LLC, and provide services to us under the terms of a master shared services agreement. In addition, we utilize the services of a third party to provide hotel and restaurant service employees. See "Item 13 - Certain Relationships and Related Party Transactions and Director Independence—Master Services Agreement” for additional information about our master services agreement and relationship with Prestige Cruise Services, LLC.

Insurance

We maintain marine insurance on the hull and machinery of our ships, which are maintained in amounts related to the estimated market value of each ship. The coverage for each of the hull and machinery policies is maintained with syndicates of insurance underwriters from the European and U.S. insurance markets.

In addition to the marine insurance coverage in respect of the hull and machinery of our ships discussed above, we seek to maintain comprehensive insurance coverage at commercially reasonable rates and believe that our current coverage is adequate to protect against most of the accident-related risks involved in the conduct of our business. We carry:

•	protection and indemnity insurance (that is, coverage for passenger, crew and third-party liabilities) on each ship, including insurance against risk of pollution liabilities;

•
war risk insurance, including terrorist risk insurance, on each ship in an amount equal to the total insured hull value, subject to certain coverage limits, deductibles and exclusions. The terms of our marine war risk policies include provisions where underwriters can give seven days notice to the insured that the policies will be canceled, which is typical for policies in the marine industry;

•	insurance for cash onboard;

•	insurance for our shoreside property and general liability risks; and

•
cyber insurance (privacy liability and network security insurance), which provides coverage for theft of personally identifiable non-public information in computer data and hard copy form, liability arising from failure to comply with state breach-notice laws and failure to comply with our privacy policies.

All of our insurance coverage, including the coverage described above, is subject to market-standard limitations, exclusions and deductible levels. We will endeavor to continue to obtain insurance coverage in amounts and at premiums that are commercially acceptable to us.

The Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1974) and the Protocol to the Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1976) are generally applicable to passenger ships. The United States has not ratified the Athens Convention. However, with limited exceptions, the 1976 Protocol to the Athens Convention may be contractually enforced with respect to cruises that do not call at a U.S. port. The International Maritime Organization Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002 (the “2002 Protocol”). The 2002 Protocol, which will be entered into force on April 23, 2014, establishes for the first time a level of compulsory insurance which must be maintained by passenger ship operators with a right of direct action against the insurer. We believe our ship’s entries with their respective protection and indemnity associations will provide the compulsory insurance; however, no assurance can be given that affordable and secure insurance markets will be available to provide the level and type of coverage required under the 2002 Protocol.

Trademarks

We own various U.S. and foreign trademark registrations, including registrations covering “Seven Seas Cruises,” “Seven Seas Navigator,” “Seven Seas Mariner,” “Seven Seas Voyager” and “Luxury Goes Exploring.” We also claim common law rights in trademarks and trade names used in conjunction with our ships, incentive programs, customer loyalty program, and specialty services rendered on board our ships.

The Regent ships have been operating under the Regent brand since 2006. In connection with the Regent Seven Seas Transaction, we entered into a trademark license agreement with Regent Hospitality Worldwide, Inc. granting us the right to use the “Regent” brand family of marks, which we amended in February 2011. The amended trademark license agreement allows Regent to use the Regent trade name, in conjunction with cruises, in perpetuity, subject to the terms and conditions stated in the agreement. In consideration for the rights and privilege to use the license under this agreement, Regent paid the licensor approximately $9.1 million.

Competition

We face intense competition from other cruise companies in North America where the cruise market is mature and developed. The North American cruise industry is highly concentrated among three companies. According to CLIA, Carnival Corporation, Royal Caribbean Cruises Ltd. and Norwegian Cruise Line Holdings Ltd. together accounted for 82% of North American cruise passenger berth capacity at the end of 2013. Carnival Corporation and Royal Caribbean Cruises Ltd. have multiple brands with various price points with ships deployed in numerous geographic regions. We also face competition for many itineraries from other cruise operators as well as competition from non-cruise vacation alternatives.

Governmental Regulations

Maritime - General

The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited. Our ships, which are registered with and regulated by the Bahamas, are required to comply with the international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Regulatory authorities in the Bahamas conduct periodic inspections or appoint ship classification societies to conduct periodic inspections on their behalf to verify compliance with these regulations. In addition, requirements of the European Union (“EU”), the United States and the other international ports that our ships visit apply to some aspects of our ship operations.

Our ships are also subject to periodic class surveys by ship classification societies, including drydock inspections, to verify that they have been maintained in accordance with the rules of the classification societies and that recommended maintenance and required repairs have been satisfactorily completed. Class certification is required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Drydock frequency is a statutory requirement controlled under the International Convention for Safety of Life at Sea (“SOLAS”). Our ships qualify to drydock twice every five years. Drydock, which requires that the ship be temporarily taken out-of-service, typically lasts for an average of ten days. Significant drydock work includes repairs, maintenance, ship improvement projects and hull inspection and related activities, such as pressure cleaning and bottom painting, and maintenance of steering gear equipment, stabilizers, thruster equipment and tanks.

As noted above, our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements. For example, in U.S. ports, these authorities include the U.S. Coast Guard, U.S. Customs and Border Protection and U.S Public Health, and in Canada, such authorities include the Canadian Coast Guard and Public Health Agency of Canada. In EU ports, the Paris Memorandum of Understanding authorizes the enforcement of internationally accepted conventions through Port State Control inspections by the relevant authorities. For example, in Italian ports, these authorities include the Italian Coast Guard, Maritime Health and the State Police. In U.K. ports, these authorities include the Maritime and Coastguard Agency, the Department for Transport’s Transport Security team, and the Port Health Authority. Similar Memoranda of Understanding govern Port State Control inspections of our ships in most other areas of the world where we operate.

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

Maritime - Security

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”, a part of SOLAS); the U.S. Maritime Transportation Security Act of 2002, which addresses port and waterway security and the U.S. Cruise Vessel Security and Safety Act, which phased in through 2013 and applies to all of our ships that embark or disembark passengers in the U.S. These maritime security regulations require that, among other things, we implement specific security measures; conduct vessel security assessments; identify and deter security threats; and develop security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment. Our ships are regularly audited and maintain the required certificates of compliance with the ISPS Code.

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

International

The environmental convention governing ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”). This convention includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. Many countries have ratified and adopted IMO Conventions that, among other things, impose liability for pollution damage, subject to defenses and to monetary limits. Monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. These certificates and plan are issued by the ship’s state of registry and evidence their compliance with the MARPOL regulations regarding oil, sewage and air pollution prevention. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address these issues and/or may have more stringent requirements.

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

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution caused by oil pollution or possible oil pollution incidents in the 200-mile exclusive economic zone of the United States, subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships that operate in these waters. We have these certificates that demonstrate our ability to meet the maximum amount of OPA 90 related liability that our ships could be subject to for removal costs and damages, such as from an oil spill or a release of a hazardous substance.

The Clean Water Act of 1972 and other laws and regulations provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. The U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the Vessel General Permit (“VGP”), which is an EPA requirement. The VGP establishes effluent limits for 26 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

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

EU

The EU has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections. The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL as discussed below. In addition, the EC goes beyond the IMO by introducing requirements to use low sulfur (less than 0.1%) marine gas oil in EU ports.

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

Labor

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. MLC 2006 added requirements not previously in effect, in the areas of occupational safety and health. MLC 2006 became effective in certain countries commencing August 2013. The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, certification and Watchkeeping for our seafarers.

Financial Requirements

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). 46 U.S.C.
44102, which is administered by the FMC, requires all of our ships that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for nonperformance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for nonperformance of transportation through a guarantee, escrow arrangement, surety bond or insurance. In February, 2013, the FMC approved amendments to the performance bond requirements that will increase the required guarantee requirements from $15 million to $30 million per operator over a two-year period, with a $22 million required guarantee as of April 2014 and a $30 million required guarantee as of April 2015. Once fully effective in April 2015, the guarantee requirements will be subject to additional consumer price index based adjustments. We do not anticipate that compliance with the new rules will have a material adverse effect on our costs.

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

U.S. federal income taxation of Regent Seven Seas shipping income

The following discussion of the application to the Company of U.S. federal income tax laws is based upon current provisions of the Internal Revenue Code (the “Code”), legislative history, U.S. Treasury regulations, administrative rulings and court decisions. The following description is subject to change and any change could affect the continuing accuracy of this discussion (and any such change may also have retroactive effect).

Under Section 883 of the Code, certain foreign corporations, though engaged in the conduct of a trade or business within the United States, are exempt from United States federal income and branch profits taxes on (or in respect of) gross income derived from or incidental to the international operation of ships. U.S. Treasury regulations provide that a foreign corporation will qualify for the Section 883 exemption if, in relevant part: (i) the foreign country in which the foreign corporation is organized grants an “equivalent exemption” from tax for income from the international operation of ships of sufficiently broad scope to corporations organized in the U.S. (an “Equivalent Exemption”) and (ii) the foreign corporation is a “controlled foreign corporation” (a “CFC”) for more than half of the taxable year, and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC Test”). In addition, the U.S. Treasury regulations require a foreign corporation and certain of its direct and indirect shareholders to satisfy detailed substantiation requirements (“Substantiation Requirements”) in order to establish that the foreign corporation meets the CFC Test.

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

We believe that substantially all of Regent’s income derived from the international operation of ships is properly categorized as Shipping Income, and that our income other than Shipping Income is not currently, nor is it expected to become, a material amount. It is possible, however, that a material amount of our income may not actually qualify (or will not qualify) as Shipping Income.

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

For U.S. federal income tax purposes, we and our non-U.S. subsidiaries are disregarded as entities separate from our parent. We rely on our parent corporation, PCH, to meet the requirements necessary to qualify for the benefits of Section 883. PCH is organized as a company in Panama, which grants an equivalent tax exemption to U.S. corporations, and is thus classified as a qualified foreign country for purposes of Section 883. PCH is currently classified as a CFC and we believe we meet the ownership and substantiation requirements of the CFC test under the regulations. Therefore, we believe most of our income and the income of our ship-owning subsidiaries, which is derived from or incidental to the international operation of ships, is exempt from U.S. federal income taxation under Section 883. In 2005, final regulations became effective under Section 883, which, among other things, narrow somewhat the scope of activities that are considered by the Internal Revenue Service to be incidental to the international operation of ships. The activities listed in the regulations as not being incidental to the international operation of ships include income from the sale of air and land transportation, shore excursions, and pre- and post-cruise tours. To the extent the income from these activities is earned from sources within the United States that income is subject to U.S. taxation.

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

Taxation of Regent Seven Seas’ international shipping income where Section 883 of the Code is inapplicable

We believe that, if the Shipping Income of Regent were not exempt from U.S. federal income taxation under Section 883 of the Code, as described above, that income, as well as any other income from cruise operations that is not Shipping Income, to the extent derived from U.S. sources, generally would be taxed on a net basis under Section 882 of the Code (after allowance for deductions, assuming that a true and accurate federal income tax return is filed within the permitted time frame) at graduated U.S. federal corporate income tax rates (currently, a maximum of 35%), and possible state and local income taxes. We would also be subject to a 30% (unless a lower treaty rate applies) federal branch profits tax under Section 884 of the Code, generally on the portion of our earnings and profits that was derived from U.S. sources each year to the extent such earnings and profits were not properly viewed as reinvested and maintained in the U.S. business of Regent. To the extent that our income derived from the use of our ships, or services related to the use of our ships, is not exempt under Section 883 of the Code or subject to net basis taxation under Section 882 of the Code, such income would be subject to a 4% gross basis tax under Section 887 of the Code. We believe that the income of Regent generally would not be subject to the 4% gross basis tax under Section 887 of the Code.

Income of Regent derived from U.S. sources includes 100% of its income, if any, from transportation that begins and ends in the United States, and 50% of its income from transportation that either begins or ends in the United States. Income from transportation that neither begins nor ends in the United States would not be taxable. There are indications in the legislative history of the transportation income source rules that suggest that a cruise that begins and ends in a U.S. port, but that calls on one or more foreign ports, will derive U.S. source income only from the first and last legs of such cruise. However, since there are no regulations or other IRS guidance with respect to these rules, the applicability of the transportation income source rules in the aforesaid manner is not free from doubt.

Certain State, Local and Non-U.S. Tax Matters

We may be subject to state, local and non-U.S. income or non-income taxes in various jurisdictions, including those in which we transact business, own property, or reside. We may be required to file tax returns in some or all of those jurisdictions. The state, local or non-U.S. tax treatment of Regent may not conform to the U.S. federal income tax treatment discussed above. We may be required to pay non-U.S. taxes on dispositions of foreign property, or operations involving foreign property may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

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
Our revenues are highly concentrated from North American passengers, comprising 83% of our total cruise revenues for the year ended December 31, 2013. Adverse changes in the perceived or actual economic climate, such as higher fuel prices, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment and underemployment rates, higher taxes, and changes in governmental policies, both in North America and worldwide, could reduce consumer's discretionary income or consumer confidence. Consequently, this may negatively affect demand for cruise vacations in North America and worldwide , which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business. In addition, these conditions can also impact our suppliers, which can result in disruptions in our suppliers' service and financial losses for us.

An increase in the supply of cruise ships without a corresponding increase in passenger demand could adversely affect our financial condition and results of operations.

Historically, cruise capacity has grown with demand. According to CLIA, North American passenger capacity included 225 ships with approximately 344,000 berths at the end of 2013. Luxury cruise companies account for 18 of the 225 ships and 2.3% of total berths. In order to profitably utilize this new capacity, the cruise industry will need to increase the portion of the U. S. population who has cruised at least once, which was approximately 24% in 2013, according to CLIA. If there is an industry-wide increase in capacity without a corresponding increase in public demand, we, as well as the entire cruise industry, could experience reduced occupancy rates and/or be forced to discount our prices, which could adversely affect our financial condition and results of operations.

We face intense competition from other cruise companies as well as non-cruise vacation alternatives and we may not be able to compete effectively which could adversely affect our financial condition and results of operations.

We face intense competition from other cruise companies in North America where the cruise market is mature and developed. The North American cruise industry is highly concentrated among three companies. As of December 31, 2013, Carnival Corporation, Royal Caribbean Cruises Ltd. and Norwegian Cruise Line Holdings Ltd. together account for 82% of North American cruise passenger berth capacity. We compete against these operators principally on the quality of our ships, differentiated product offering , selection of our itineraries and value proposition of our cruises. In addition, Carnival Corporation and Royal Caribbean Cruises Ltd. have multiple brands with various price points with ships deployed in numerous geographic regions. In addition to their increased scale and diversification, they may have greater financial, technological, sales and marketing resources than we do. We also face competition for many itineraries from other cruise operators as well as competition from non-cruise vacation alternatives. In the event we do not compete effectively, our financial condition and results of operations could be adversely affected.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are highly leveraged with a high level of floating rate debt, and our level of indebtedness could limit cash flow available for our operations and could adversely affect our financial condition, prospects and flexibility. As of December 31, 2013, we had $521.3 million of outstanding indebtedness (excluding amounts due to affiliates), which consisted of $296.3 million outstanding under our senior secured credit facility and $225.0 million under the senior secured notes. As of

December 31, 2013, we had $40.0 million available for borrowing under our revolving credit facility and approximately $440.0 million in available borrowings under our loan agreement to finance the construction of the Seven Seas Explorer.
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

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy generally and in the industry in which we operate;

•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities;

•	limit our ability to borrow additional funds or dispose of assets, among other financial restrictive covenants in the agreements governing our indebtedness; and

•	make our credit card processors seek more restrictive terms in respect to our credit card arrangements.

Any of the factors listed above could materially and adversely affect our business and our results of operations. Furthermore, our interest expense could increase if interest rates rise, since certain portions of our debt bear interest at floating rates. If we do not have sufficient cash flows to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain limitations on the incurrence of certain additional indebtedness, these limitations are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these limitations could be substantial. If we incur new indebtedness, the related risks, including those described above, could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our ability to access available borrowings under our senior secured credit facility, the availability of which depends on, among other things, our compliance with the covenants in our senior secured credit facility.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to access available borrowings under our senior secured credit facility or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our indebtedness will depend upon numerous factors, including but not limited to the condition of the capital markets, our financial condition at such time, credit ratings and the performance of our industry in general. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In the absence of operating results or resources sufficient to service our indebtedness, we could also face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some or all of our assets may be illiquid and may have no readily ascertainable market value; however, and we may not be able to consummate such dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. Neither our sponsor nor any of its affiliates has any continuing obligation to provide us with debt or equity financing.

The agreements governing our indebtedness contain restrictions that will limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose operating and financial restrictions on us.For example, our loan agreement to finance our newbuild requires that we maintain a minimum liquidity balance, a maximum debt to Adjusted EBITDA ratio, a minimum Adjusted EBITDA to debt service ratio and a maximum debt to adjusted equity ratio requirements, and our senior secured credit facility requires that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility) and restrictions on our and our subsidiaries’ ability to, among other things:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	grant liens on assets;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make investments or acquisitions;

•	restrict the ability of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with our affiliates;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets;

•	pledge the capital stock issued by the guarantors of our indebtedness; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, our ability to meet those financial covenants can be affected by events beyond our control, and there can be no assurance that we will meet those covenants. A failure to comply with these covenants could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facility or our other indebtedness, the holders of our indebtedness thereunder:

•	will not be required to lend any additional amounts to us, if applicable;

•
could, in certain circumstances, elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or

•	could require us to apply all of our available cash to repay such indebtedness.

Additionally, under the terms of the agreements governing our indebtedness, certain holders could bring actions against us that would cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the holders of our indebtedness under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. As a result of these restrictions, we would be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

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

Economic downturns, including failures of financial institutions, and any related liquidity crisis, can disrupt the capital and credit markets. Such disruptions could cause counterparties under our credit facilities, derivative instruments, contingent obligations and insurance contracts to be unable to perform their obligations or to breach their obligations to us under our contracts with them, or result in failures of financial institutions to fund required borrowings under our loan agreements and to pay us amounts that may become due under our derivative contracts and other agreements. We could be limited in obtaining funds to pay amounts due to our counterparties under our derivative contracts and to pay amounts that may become due under other agreements. If we were to elect to replace any counterparty for its failure to perform its obligations under such instruments, we would likely incur significant costs to replace the counterparty. Any failure to replace any counterparties under these circumstances may result in additional costs to us.

Increases in fuel prices or other cruise operating could have an adverse impact on our financial condition and results of operations.

Fuel costs accounted for 11.1% of our total cruise operating expenses for the year ended December 31, 2013 as compared to 11.5% and 12.3% for the years ended December 31, 2012 and 2011, respectively. Economic, market and political conditions in certain parts of the world make it challenging to predict future fuel prices and availability of fuel. Future increases in fuel prices would increase our cost of cruise ship operations. We could also experience increases in other cruise operating costs, such as food, crew, port, repairs and maintenance, insurance and security costs, due to market forces and economic or political instability beyond our control. Despite any fuel hedges we are currently a party to or may enter into in the future, increases in fuel prices or other cruise operating costs could have a material adverse effect on our financial condition and results of operations if we are unable to recover these increased costs through price increases charged to our guests. Conversely, significant declines in fuel prices could result in margin calls under certain of our fuel hedges which could create a short-term liquidity risk. While we anticipate that the costs of any such margin calls would be recouped over time as a result of lower fuel costs, any such margin calls may affect our ability to comply with the covenant obligations under our credit agreements.

Conducting business internationally may result in increased costs and risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increase in duties and taxes, risks relating to anti-bribery laws, as well as risks that laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies may change. Additional risks include interest rate movements, imposition of trade barriers, restrictions on repatriation of earnings, withholding and other taxes on remittances and other payments by subsidiaries, and changes in and application of foreign taxation structures, including value added taxes. Furthermore, we operate in waters and call at ports that have experienced political and civil unrest, insurrection and armed hostilities. If we are unable to address these risks adequately, our financial condition and results of operations could be adversely affected.

Operating internationally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with which we associate throughout the world properly adhere to them. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs, which in turn could negatively affect our results of operations and cash flows.

Our efforts to expand our business into new markets may not be successful.

While our historical focus has been to serve the North American cruise market, we are expanding our focus to increase our international guest sourcing. In 2010, 20.0% of our passengers were sourced from outside the United States, which grew to 25.1% in 2013. We believe there remains significant opportunity to expand our passenger sourcing into major markets such as Europe and Australia, as well as into emerging markets in the Asia Pacific region. Expansion into these new markets requires significant level of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets and if we do not, we may be unable to recover our investment spent to expand our business into these markets, which could adversely impact our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could affect our financial results.

We have historically and may in the future enter into ship construction contracts denominated in euros. While we have entered into foreign currency swaps and collar options to manage a portion of the currency risk associated with such contracts, we are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts that have not been hedged. Additionally, if the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss and materially have an adverse effect on our results of operations.

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

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment, repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The consolidation of the control of certain European cruise shipyards could result in higher prices for refurbishment and repairs due to reduced competition. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

Past acts of terrorism and piracy have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an increase in or outbreak of additional hostilities or armed conflict abroad or the possibility thereof, an increase in the activity of pirates operating off the western coast of Africa, or otherwise throughout the world, political unrest and instability, the issuance of travel advisories by national governments, and other geopolitical uncertainties have had in the past and may again in the future have an adverse impact on the demand for cruises and consequently the pricing for cruises. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our financial condition and results of operations by reducing our profitability.

Our revenues are seasonal owing to variations in passenger fare rates and occupancy levels at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

The demand for our cruises is seasonal, with greatest demand generally for cruises occurring during the third quarter. This seasonality in demand has resulted in fluctuations in our revenues and results of operations. The seasonality of our results is increased due to ships being taken out of service for drydock periods, which we typically schedule during non-peak demand periods for such ships. Accordingly, seasonality in demand and drydock periods could adversely affect our ability to generate sufficient revenues to cover expenses particularly during certain periods of the year.

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

Adverse incidents such as these could result in increased costs, lost sales, injuries, lost lives or reputational damage. We could be forced to cancel a cruise or a series of cruises due to such events, resulting in reimbursements to passengers, increased port-related costs and lost revenue. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended drydock period for repairs. This could result in material lost revenue and/or expenditures, and there can be no assurance that insurance proceeds would compensate us fully or at all for our losses. We have experienced unscheduled drydocks in the past and there can be no assurances that we will not experience unexpected drydocks in the future. Any such event involving our cruise ships or other cruise ships may adversely affect passengers’ perceptions of safety, negatively affect future industry performance or result in increased governmental or other regulatory oversight. Such incidents also may lead to litigation against us. We may suffer penalties, fines and damages from judgments or settlements of any ongoing or future claims against us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could adversely impact demand and reduce our sales. Such incidents may have a material adverse impact on our financial condition and results of operations.

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

The integrity and reliability of our information technology, telecommunications, and other networks are crucial to our operations and financial results.  Disruptions to these networks could impair our operations and have an adverse impact on our financial results, negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events, information systems failures, computer viruses, denial or service attacks, and other cyber-attacks may cause disruptions to our information technology, telecommunications, and other networks.  While we have and continue to invest in business continuity, disaster recovery, and data restoration plans, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain of our shoreside operations, subject to limitations, exclusions and deductibles.

In the event of a data security breach of our systems and/or third party systems, we may incur costs associated with, the following: breach response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, regulatory fines and penalties, vendor fines and penalties, legal fees and damages. Denial of service attacks may result in costs associated with, among other things, the following: response, forensics, public relations, consultants, data restoration, legal fees, and settlement. In addition, data security breaches or denial of service attacks may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation, digital asset loss related to corrupted or destroyed data, damage to our reputation, damages to intangible property, and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results.  While we have and continue to invest in data and information technology security initiatives, we cannot completely insulate ourselves from the risks of data security breaches and denial of service attacks which could result in adverse effects on our operations and financial results. We carry privacy liability and network security insurance to partially cover us in the event of an attack.

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

Apollo beneficially owns 78.3% of our equity interests indirectly through its ownership of 78.3% of the capital stock (calculated on a fully-diluted basis) of PCI, our ultimate parent company and the direct parent company of PCH, its 100%-owned subsidiary. In addition, four of our administrators are affiliated with Apollo. As a result, Apollo, through its voting and board control of our parent companies, PCI and PCH, has the ability to control our policies and business, including the election of our administrators, the approval of significant transactions such as mergers, tender offers and the sale of all or substantially all of our assets, the decision to access the capital markets and the extent to which, if at all, the net proceeds of any capital raising activities at PCI or PCH are contributed to us. Apollo has the authority, subject to the terms of our debt, to issue additional debt, implement debt repurchase programs, pay dividends, pay advisory fees (including to itself or its affiliates) and make other key decisions, and they may do so at any time. The interests of Apollo and its affiliates could conflict with or differ from our interests.

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

Increasingly stringent federal, state, local and international laws and regulations on environmental protection, and health and safety of workers could affect our operations. Many aspects of the cruise industry are subject to governmental regulation by the U.S. Environmental Protection Agency, the International Maritime Organization ("IMO"), the Council of the European Union, and the U.S. Coast Guard, as well as international treaties such as the International Convention for the Safety of Life at Sea ("SOLAS"), the International Convention for the Prevention of Pollution from Ships ("MARPOL") and the Standard of Training Certification and Watchkeeping for Seafarers("STCW"). International regulations regarding ballast water and shipboard/shore-side security have been adopted. Additionally, the U.S. and various state, foreign and international regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, restricting diesel engine emissions, and managing cruise ship waste. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations. In 2010, Alaska issued a final permit that regulates discharges of treated wastewater from cruise ships for the summer tourist seasons running from 2010 to 2012. The permit provides for the cruise companies to gather data on performance of new shipboard environmental control systems that will allow a scientific review committee to advise state officials on improving the regulations. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. See "Item 1—Business—Governmental Regulations" for additional information regarding these risks.

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

Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and damage our reputation.

Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters, and a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

As a result of any ship-related or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including us and/or our cruise brands. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

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

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, estimated expenditures and financing may be found under “Item 1—Business—Our Fleet” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our principal executive office is located in Miami, Florida. We are party to three real property leases: in Miami, Florida, where we lease 77,543 square feet for our executive office: in Omaha, Nebraska, where we lease approximately 17,641 square feet for our call center: and in Southampton, England, where we lease approximately 6,083 square feet for our international office. These leases expire at various times through 2022, subject to renewal options. We believe that our facilities are in good condition and are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity is privately held and thus there is no established public trading market for our common equity.

Item 6. Selected Financial Data

Statements of Income data for the years ended December 31, 2013, 2012 and 2011 has been derived from this Annual Report on Form 10-K in "Item 15 - Exhibits, Financial Statements - Consolidated Statements of Income and Comprehensive Income". Balance Sheet data as of December 31, 2013 and 2012 has been derived from this Annual Report on Form 10-K in "Item 15 - Exhibits, Financial Statements - Consolidated Balance Sheets".

Statements of Income data for the years ended December 31, 2010 and 2009 and Balance Sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Our audited consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

	Regent Seven Seas
	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Statements of Income data
Revenue
Passenger ticket	$494,145	$477,606	$437,582	$400,368	$315,869
Onboard and other	51,675	51,529	48,313	48,873	45,273
Total revenue	545,820	529,135	485,895	449,241	361,142
Cruise operating expense
Commissions, transportation and other	178,494	185,446	150,580	124,671	88,604
Onboard and other	13,944	12,811	12,035	12,640	15,136
Payroll, related and food	79,501	78,150	73,098	69,415	64,712
Fuel	40,752	42,573	40,592	32,240	25,578
Other ship operating	42,565	43,707	38,524	39,067	33,362
Other	10,280	9,153	14,044	6,479	29,477
Total cruise operating expense	365,536	371,840	328,873	284,512	256,869
Selling and administrative	79,054	75,061	72,279	77,376	67,240
Depreciation and amortization	36,840	40,624	39,222	36,523	42,107
Total operating expense	481,430	487,525	440,374	398,411	366,216
Operating income (loss)	64,390	41,610	45,521	50,830	(5,074)
Non-operating income (expense)
Interest income	291	434	222	100	85
Interest expense	(38,400)	(36,287)	(31,497)	(38,753)	(41,983)
Other income (expense) (1)	(3,738)	(2,674)	(2,928)	(130)	10,181
Total non-operating expense	(41,847)	(38,527)	(34,203)	(38,783)	(31,717)
Income (loss) before income taxes	22,543	3,083	11,318	12,047	(36,791)
Income tax benefit (expense), net	39	(95)	139	(292)	292
Net income (loss)	$22,582	$2,988	$11,457	$11,755	$(36,499)

(1)
Other income (expense) consists of a variety of non-operating items including but not limited to foreign transaction gains and losses, realized gain on early extinguishment of debt, and gains (losses) on derivative instruments.

	Regent Seven Seas
	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet data (at end of period)
Cash and cash equivalents	$138,526	$99,857	$68,620	$37,258	$27,754
Total assets	$1,352,468	$1,294,714	$1,283,790	$1,229,877	$1,254,232
Passenger deposits	$197,696	$174,547	$165,990	$153,705	$144,491
Total debt (1)	$519,512	$518,358	$518,500	$501,786	$526,786
Total liabilities	$778,093	$746,081	$739,152	$700,309	$749,558
Total members’ equity	$574,375	$548,633	$544,638	$529,568	$504,674

(1) Includes the debt discount of $1.7 million and $2.9 million as of December 31, 2013 and 2012, respectively.

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

Key Operational and Financial Metrics, including Non-GAAP

We utilize a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. We use certain non-GAAP measures, such as EBITDA, Adjusted EBITDA, Net Per Diems, Net Yields, and Net Cruise Costs to enable us analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of our performance. Some of these measures are commonly used in the cruise industry to measure performance. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to other companies within our industry. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, and income tax benefit (expense).

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, interest income, interest expense, other income (expense), and income tax benefit (expense), and other supplemental adjustments in connection with the calculation of certain financial ratios in accordance with our debt agreements. Management believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of our business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. Management believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast our business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments, and tax payments, and it is subject to certain additional adjustments as permitted under our debt agreement. Our use of Adjusted EBITDA may not be comparable to other companies within our industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.

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

Net Cruise Cost represents Gross Cruise Cost excluding commissions, transportation and other expense, and onboard and other expense (each of which is described below under Description of Certain Line Items).

Net Cruise Cost, excluding Fuel and Other represents Gross Cruise Cost excluding commissions, transportation and other expense, onboard and other expense, fuel expense and other expense (each of which is described below under Description of Certain Line Items).

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

Net Revenue represents total revenue less commissions, transportation and other expense, and onboard and other expense (each of which is described below under Description of Certain Line Items).

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

Selling and administrative expense

Selling and administrative expense includes advertising and promotional activities, shoreside personnel wages, benefits and expenses relating to our worldwide offices, professional fees, information technology support, our reservation call centers, and related support activities. Such expenditures are generally expensed in the period incurred.

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

The impairment review for goodwill allows us to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. We would perform the two-step test if our qualitative assessment determined it is more-likely-than-not that a Reporting Unit’s fair value is less than its carrying amount. We elected to bypass the qualitative assessment and proceed directly to step one of the quantitative test. The quantitative test for goodwill consists of a two-step process of first determining the estimated fair value of the Reporting Unit and comparing it to the carrying value of the net assets allocated to the Reporting Unit. If the estimated fair value of the Reporting Unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the estimated fair value of the Reporting Unit is less than the carrying value of its net assets, the implied fair value of the Reporting Unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their estimated fair value. If necessary, goodwill is then written down to its implied fair value.

Our annual impairment test date is September 30, which coincides with our annual budget/forecasting cycle and the end of our seasonally highest quarter. As of September 30, 2013, we did not have any impairment on goodwill, indefinite-lived intangible assets or other long-lived assets.

The principal assumptions used in our discounted cash flow model related to forecasting future operating results, including discount rate, net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies and terminal values, which are all considered level 3 inputs. Cash flows were calculated using our 2013 projected operating results as a base. To that base we added projected future years' cash flows, considering the macro-economic factors and internal occupancy level projections, cost structure and other variables. We discounted the projected future years' cash flows using a rate equivalent to the weighted-average cost of capital for comparable publicly-traded companies. Based on the discounted cash flow model, we determined that the estimated fair value of goodwill exceeded the carrying value and is therefore not impaired. The estimated fair value exceeded its carrying value by 62% as of September 30, 2013.

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

We performed our annual impairment review of our trade names as of September 30, 2013 using the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry. The discount rate used was the same rate used in our goodwill impairment test. Based on the discounted cash flow model, we determined the fair value of our trade names exceeded their carrying value and are therefore not impaired. The fair value exceeded its carrying value by 86% as of September 30, 2013.

The estimation of fair value using discounted expected future cash flows includes numerous uncertainties that require significant judgments when developing assumptions of expected revenues, operating costs, selling and administrative expenses, capital expenditures and future impact of competitive forces. It is reasonably possible that changes in our assumptions and projected operating results used in our cash flow model could lead to an impairment of goodwill and or tradename.

Ship Accounting

In connection with the Regent Seven Seas Transaction, we recorded our ships at their estimated fair values, which was calculated based on a market approach that took into consideration recent transactions of similar ships, conditions of the cruise market at the date of valuation and the price a willing third party would pay for a ship with similar characteristics. Our ships represent our most significant asset and are stated at cost less accumulated depreciation. Depreciation of the ships is computed net of projected residual values using the straight-line method over their original estimated service lives of 30 years. Service life is based on when the assets were originally placed in service and we did not extend this life at the time of the Regent Seven Seas Transaction. Our service life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions, and historical useful lives of similarly built ships.

As of January 1, 2013, we changed our estimate for all our ships’ projected residual values. The change was triggered as we obtained recent sales information for luxury cruise ship sales that occurred during the three months ended March 31, 2013. As a result, we increased each ship’s projected residual value from 15% to 30%. The change in estimate has been applied prospectively. The estimated impact of this change for full year 2013 is a reduction of depreciation expense of approximately $5.3 million. We periodically review and evaluate these estimates and judgments based on historical experiences and new factors and circumstances. As part of our ongoing reviews, our estimates may change in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

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

Drydock costs are scheduled maintenance activities that require the ships to be taken out of service and are expensed as incurred. Drydocks are required to maintain each vessel’s Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Typical drydock costs include drydocking fees and wharfage services provided by the drydock facility, hull inspection and certification related activities, external hull cleaning and painting below the waterline including pressure cleaning and scraping, additional below the waterline work such as maintenance and repairs on propellers and replacement of seals, cleaning and maintenance on holding tanks and sanitary discharge systems, related outside contractor services including travel and related expenses and freight and logistics costs related to drydock activities. Repair and maintenance activities are charged to expense as incurred.

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

We believe our estimates and judgments with respect to our ships are reasonable. However, should certain factors or circumstances cause us to revise our estimates of ship service lives, projected residual value or the lives of major improvements, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amount we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average service life of our ships by one year, depreciation expense for 2013 would have increased by $0.9 million. If our ships were estimated to have no residual value, depreciation expense for 2013 would have increased by $4.4 million.

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

Recently Adopted and Future Application of Accounting Standards

Refer to “Item 15—Exhibits, Financial Statements—Recent Accounting Pronouncements” of this Annual Report on Form 10-K.

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

Executive Overview

•	Revenue was $545.8 million for 2013 versus $529.1 million for 2012, an increase of 3.2%;

•	Net Yield increased 6.8% to $517.51 in 2013 from $484.50 in 2012;

•	Net Cruise Cost, excluding fuel and other, per APCD, increased 2.1% in 2013 versus 2012 primarily driven by increased sales and marketing costs;

•	Fuel expense, net of settled fuel hedges, was $40.3 million in 2013 versus $41.3 million in 2012 driven by lower prices and consumption;

•	Other expense was $10.3 million in 2013 versus 9.2 million in 2012; and

•	Adjusted EBITDA increased 20.6% to $105.9 million in 2013 from $87.9 million in 2012.

Results of Operations

Operating results for the year ended December 31, 2013 compared to the same periods in 2012 and 2011 are shown in the following table:

	Year Ended December 31,
	2013		2012		2011
(in thousands)		% of Total Revenues		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$494,145	90.5%	$477,606	90.3%	$437,582	90.1%
Onboard and other	51,675	9.5%	51,529	9.7%	48,313	9.9%
Total revenue	545,820	100.0%	529,135	100.0%	485,895	100.0%

Cruise operating expense
Commissions, transportation and other	178,494	32.7%	185,446	35.0%	150,580	31.0%
Onboard and other	13,944	2.6%	12,811	2.4%	12,035	2.5%
Payroll, related and food	79,501	14.6%	78,150	14.8%	73,098	15.0%
Fuel	40,752	7.5%	42,573	8.0%	40,592	8.4%
Other ship operating	42,565	7.8%	43,707	8.3%	38,524	7.9%
Other	10,280	1.9%	9,153	1.7%	14,044	2.9%
Total cruise operating expense	365,536	67.0%	371,840	70.3%	328,873	67.7%
Other operating expense
Selling and administrative	79,054	14.5%	75,061	14.2%	72,279	14.9%
Depreciation and amortization	36,840	6.7%	40,624	7.7%	39,222	8.1%
Total operating expense	481,430	88.2%	487,525	92.1%	440,374	90.6%
Operating income	64,390	11.8%	41,610	7.9%	45,521	9.4%

Non-operating income (expense)
Interest income	291	0.1%	434	0.1%	222	—%
Interest expense	(38,400)	(7.0)%	(36,287)	(6.9)%	(31,497)	(6.5)%
Other income (expense)	(3,738)	(0.7)%	(2,674)	(0.5)%	(2,928)	(0.6)%
Total non-operating expense	(41,847)	(7.7)%	(38,527)	(7.3)%	(34,203)	(7.0)%
Income before income taxes	22,543	4.1%	3,083	0.6%	11,318	2.3%
Income tax benefit (expense)	39	—%	(95)	—%	139	—%
Net income	$22,582	4.1%	$2,988	0.6%	$11,457	2.4%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Twelve Months Ended December 31,
	2013	2012	2011
Passenger Days Sold	649,196	644,950	616,490
Available Passenger Cruise Days	682,850	682,920	670,950
Occupancy	95.1%	94.4%	91.9%

Adjusted EBITDA was calculated as follows:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Net income	$22,582	$2,988	$11,457
Interest income	(291)	(434)	(222)
Interest expense	38,400	36,287	31,497
Depreciation and amortization	36,840	40,624	39,222
Income tax (benefit) expense, net	(39)	95	(139)
Other (income) expense	3,738	2,674	2,928
Equity-based compensation/transactions (a)	706	1,007	799
Fuel hedge gain (b)	429	1,310	5,125
Loss on disposal (c)	146	303	1,174
Other addback expenses per credit agreement (d)	3,403	2,998	4,826
Adjusted EBITDA	$105,914	$87,852	$96,667

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)	Fuel hedge gain represents the realized gain on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(c)	Loss on disposal primarily represents asset write-offs during vessel drydock periods.

(d)
Other addback expenses per credit agreement represents the net impact of time out of service as a result of unplanned repairs to vessels; certain expenses associated with personnel changes and lease termination; and other corporate reorganizations to improve efficiencies. In February 2011, we amended the Regent license agreement to perpetually license the “Regent” name; as such it will not incur any future license fees.

In the following table, Net Per Diem is calculated by dividing Net Revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days ("APCD"), and Net Yield is calculated by dividing Net Revenue by Available Passenger Cruise Days as follows:

(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	Year Ended December 31,
	2013	2012	2011
Passenger ticket revenue	$494,145	$477,606	$437,582
Onboard and other revenue	51,675	51,529	48,313
Total revenue	545,820	529,135	485,895
Less:
Commissions, transportation and other expense	178,494	185,446	150,580
Onboard and other	13,944	12,811	12,035
Net Revenue	$353,382	$330,878	$323,280
Passenger Days Sold	649,196	644,950	616,490
Available Passenger Cruise Days	682,850	682,920	670,950
Net Per Diem	$544.34	$513.03	$524.39
Gross Yield	799.33	774.81	724.19
Net Yield	517.51	484.50	481.82

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Year Ended December 31,
	2013	2012	2011
Total cruise operating expense	$365,536	$371,840	$328,873
Selling and administrative expense	79,054	75,061	72,279
Gross Cruise Cost	444,590	446,901	401,152
Less:
Commissions, transportation and other expense	178,494	185,446	150,580
Onboard and other	13,944	12,811	12,035
Net Cruise Cost	252,152	248,644	238,537
Less:
Fuel	40,752	42,573	40,592
Other expense	10,280	9,153	14,044
Net Cruise Cost, excluding Fuel and Other	$201,120	$196,918	$183,901

APCD	682,850	682,920	670,950
Gross Cruise Cost per APCD	$651.08	$654.40	$597.89
Net Cruise Cost per APCD	369.26	364.09	355.52
Net Cruise Cost, excluding Fuel and Other, per APCD	294.53	288.35	274.09

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Total revenue increased $16.7 million, or 3.2%, to $545.8 million in 2013 from $529.1 million in 2012. This increase was primarily due to the following:

•
Passenger ticket revenue increased $16.5 million, or 3.5%, to $494.1 million in 2013, from $477.6 million in 2012, as a result of a $13.4 million increase due to pricing increases and a $3.1 million increase due to additional PDS.

•
Onboard and other revenue increased $0.2 million, or 0.4%, to $51.7 million in 2013 as compared to $51.5 million in 2012, which was due to a $0.3 million increase in additional PDS, partially offset by a decrease of $0.1 million in certain onboard passenger revenues.

Cruise Operating Expense

Total cruise operating expense decreased $6.3 million, or 1.7%, to $365.5 million in 2013 from $371.8 million in 2012. The decrease was primarily due to the following:

•	$7.0 million decrease in Commissions, transportation and other primarily attributable to lower air ticket pricing;

•
$1.8 million decrease in Fuel due to a 2.9% decrease in our average cost per Metric Ton in 2013, from an average cost per Metric Ton of $732 in 2012 to $711 in 2013 and a 1.5% decrease in fuel consumption in Metric Tons.

Partially offset by the following:

•	$1.4 million increase in Payroll, related and food due primarily to an increase in hotel services costs and increased occupancy rates.

•	$1.1 million increase in Onboard and other is attributable to an increase in other destination services and shore excursion costs.

Selling and Administrative Expense

Selling and administrative expense increased $4.0 million, or 5.3%, to $79.1 million in 2013 versus $75.1 million in 2012. The increase was due to $4.7 million in marketing costs, offset by a reduction in general and administrative costs totaling $0.7 million.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $3.8 million, or 9.4%, to $36.8 million in 2013 versus $40.6 million in 2012. At January 1, 2013, we increased each ship's projected residual value from 15% to 30% resulting in a $5.3 million decrease in depreciation expense for 2013 as compared to 2012. This decrease was partially offset by increases in depreciation expense on vessel refurbishment of $1.2 million and amortization expense related to a non-compete agreement of $0.3 million.- See "Note 2. Summary of Significant Accounting Policies", "Note 3. Property, Plant and Equipment" and "Note 4. Intangible Assets" in the accompanying notes to the consolidated financial statements.

Non-Operating Income (Expense)

Total non-operating expense increased $3.3 million, or 8.6%, to $41.8 million in 2013 from $38.5 million in 2012. The increase was due to the following:

•
Interest expense increased $2.1 million, or 5.8%, to $38.4 million in 2013 from $36.3 million in 2012, due to the refinancing of our first lien credit facility in August 2012, the terms of which include a higher interest rate. See "Note 5. Debt" in the accompanying notes to the consolidated financial statements.

•
Other expense increased by $1.0 million or 37.0% to $3.7 million in 2013 from $2.7 million in 2012. In 2013, we recorded a loss on the extinguishment of debt totaling $3.7 million, as a result of repricing our first lien credit facility. In 2012, we recorded a loss on the extinguishment of debt totaling $4.5 million as a result of refinancing the first lien credit facility, which was partially offset by a $2.1 million net gain on our fuel hedge contracts.

Net Yield
Net Yield increased by $33.01, or 6.8%, to $517.51 in 2013 from $484.50 in 2012, which was primarily due to an increase in our ticket prices.

Net Cruise Cost per APCD

Net Cruise Cost per APCD increased by $5.17, or 1.4%, to $369.26 in 2013 from $364.09 in 2012. Net Cruise Cost, excluding fuel and other, per APCD increased by $6.18, or 2.1%, to $294.53 in 2013 from $288.35 in 2012, primarily driven by increased sales and marketing costs.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Total revenue increased $43.2 million, or 8.9%, to $529.1 million in 2012, from $485.9 million in 2011. This increase was primarily due to the following:

•	Passenger ticket revenue increased $40.0 million, or 9.1%, to $477.6 million in 2012, from $437.6 million in 2011, driven by a $20.2 million increase in PDS and a $19.8 million increase in pricing.

•	Onboard and other revenue increased $3.2 million, or 6.7% to $51.5 million in 2012 from $48.3 million in 2011, driven by a $2.2 million increase in PDS and a $1.0 million increase in pricing.

Cruise Operating Expense

Total cruise operating expense increased $42.9 million, or 13.1%, to $371.8 million in 2012, from $328.9 million in 2011. The increase was primarily due to the following:

•
$34.9 million increase in Commissions, transportation and other, of which, $27.9 million was driven primarily by increased air costs and additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market and the remaining $7.0 million was associated with increased revenues and increased PDS.

•
$5.1 million increase in Payroll, related and food, of which $2.1 million was driven by an increase in hotel services costs due to an increase in PDS, $1.8 million was attributable to higher food costs per PDS, based on CPI changes and the remaining $1.2 million was due to general cost increases.

•
$2.0 million increase in Fuel driven by a 8.3% increase in our average cost per Metric Ton to $735 per Metric Ton in 2012 from $679 per Metric Ton in 2011, partially offset by a 3.2% decrease in fuel consumption.

•
$5.2 million increase in Other ship operating, primarily driven by increased port expenses due to changes in our itinerary mix and increased operating costs due to signing a five year agreement with Wartsila to maintain the engines throughout the fleet.

•	$4.9 million decrease in Other, primarily due to expenses associated with two drydocks in 2011 versus one in 2012.

Selling and Administrative Expense

Selling and administrative expense increased $2.8 million, or 3.9%, to $75.1 million in 2012 from $72.3 million for 2011. The increase was primarily due to employee related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.4 million, or 3.6%, to $40.6 million for 2012 from $39.2 million for 2011, driven by increased depreciation on capitalizable ship improvements made in 2012 and 2011.

Non-Operating Income (Expense)

Interest expense increased $4.8 million, or 15.2%, to $36.3 million in 2012, from $31.5 million in 2011. The increase was primarily driven by the refinancing of our first lien credit facility August 2012 with a new term loan bearing a higher interest rate and the refinancing of our second lien term loan in May 2011 with senior secured notes bearing a higher fixed interest rate.

Other income (expense) decreased $0.2 million, or 8.7%, to $2.7 million in 2012, from $2.9 million in 2011. In 2012, we had a net gain of $2.1 million on our fuel hedge contracts due to an increase in fuel prices during the year, offset by a loss on the extinguishment of debt of $4.5 million as part of the refinancing of our first lien credit facility. In 2011, we had a loss on the extinguishment of debt of $7.5 million as part of our refinancing of our second lien term loan, combined with a net gain of $4.5 million on fuel hedges.

Net Yield

Net Yield increased by 0.6% to $484.50 for 2012, from $481.82 for 2011, mainly due to higher occupancy and increases in our ticket prices, partially offset by additional product costs associated with the increased inclusive product offerings we added to our European cruise packages in light of the softer European market.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $25.4 million to $87.3 million in 2013, from $61.9 million in 2012. The change was primarily due to an increase in net income of $19.6 million and an increase in working capital of $13.4 million, partially offset by other non-cash income/expenses to net income totaling $7.6 million. The favorable change in working capital was primarily attributable to a $14.7 million increase in passenger deposits, partially offset by other changes in working capital accounts. The change in other non-cash income/expense was primarily due a decrease in depreciation and amortization expense of $3.8 million, increase in unrealized loss on derivatives of $1.3 million and other changes in non-cash income/expense.

Net cash provided by operating activities decreased by $13.8 million to $61.9 million in 2012, from $75.7 million in 2011. The change was primarily due to a decrease in net income adjusted for other non-cash income/expense of $13.0 million, and a decrease in working capital of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $15.9 million to $37.1 million in 2013 from $21.2 million in 2012. The change was attributable to an increase in capital expenditures totaling $22.8 million, partially offset by a decrease in restricted cash of $7.0 million.

Net cash used in investing activities decreased by $30.9 million to $21.2 million in 2012, from $52.1 million in 2011. The decrease was primarily due to the change in restricted cash, lower capital expenditures in 2012 and the Regent trade name and Regent licensing rights acquired in 2011.

Net Cash Used in Financing Activities

Net cash used in financing activities was $11.4 million in 2013 compared to $9.6 million in 2012 and $7.9 million provided by financing activities in 2011. During 2013, we made net payments of $9.3 million on the senior secured credit facility and paid $2.0 million for previously acquired Regent licensing rights. In 2012, we made net payments of $7.6 million associated with the refinancing of our first lien credit facility and paid $2.0 million for previously acquired Regent licensing rights. In 2011, we received net proceeds of $7.9 million from the issuance of senior secured notes. See "Note 5. Debt" in the accompanying notes to the consolidated financial statements.

Funding Sources and Future Commitments

At December 31, 2013, our liquidity was $178.9 million, consisting of $138.9 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $74.1 million at December 31, 2013, as compared to a working capital deficit of $82.1 million at December 31, 2012. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is attributable to the following factors: (i) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (ii) rapid turnover results in a limited investment in inventories, and (iii) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date; however, the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facilities and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down our senior secured credit facility, fund down payments on new vessels or other uses.

We have contractual obligations of which our debt maturities represent our largest funding requirement. As of December 31, 2013, we have $521.3 million in future debt maturities, of which $3.0 million is payable through December 2014.See "Note 5. Debt" in the accompanying notes to consolidated financial statements.

The agreements governing our indebtedness contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries' ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships. As of December 31, 2013, we are in compliance with all financial debt covenants.

We believe our cash on hand, expected future operating cash inflows, additional borrowings under our senior secured credit facility, our ability to issue debt securities, and our ability to raise additional equity, including capital contributions, will be sufficient over the next twelve-month period to fund operations, debt service requirements and capital expenditures, as well as maintain compliance with financial covenants under the agreements governing our indebtedness. There is no assurance; however, that cash flows from operations and additional fundings will be available in the future to fund our future obligations.

Effective July 2013, we entered into a definitive contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named the Seven Seas Explorer. Under the terms of the Euro-denominated contract, we will pay €343.0 million or approximately $471.3 million (calculated on the applicable exchange rate at December 31, 2013) to Fincantieri for the new vessel. During July 2013, we made a payment of approximately $22.0 million to Fincantieri for the initial installment payment for Seven Seas Explorer.

On July 31, 2013, we entered into a loan agreement providing for borrowings of up to approximately $440.0 million with a syndicate of financial institutions to finance 80% of the contract cost of Seven Seas Explorer, plus the export credit agency premium. We are required to pay various fees to the lenders under this loan agreement, including a commitment fee of 1.10% per annum on the undrawn loan amount payable semi-annually until the delivery of the vessel.The twelve year fully amortizing loan requires semi-annual principal and interest payments commencing six months following the draw-down date. Borrowings under this loan agreement will bear interest, at our election, at either (i) a fixed rate of 3.43% per year, or (ii) six month LIBOR plus 2.8% per year. Guarantees under this loan agreement are provided by us and PCH. As of December 31, 2013, we did not have any outstanding borrowings under this loan agreement.

As a normal part of our business, depending on market conditions, pricing and our overall growth strategy, we may consider opportunities to enter into contracts for building additional ships. We may also consider the sale of ships, the purchase of existing ships, potential acquisitions and strategic alliances. If any of these were to occur, they would be financed through the incurrence of additional indebtedness, the issuance of additional capital contributions, or through cash flows from operations.

Contractual Obligations

At December 31, 2013, our contractual obligations with initial or remaining terms in excess of one year, including interest expense on long-term debt obligations, were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years *	More than 5 years

Long-term debt (1)	$521,250	$3,000	$6,000	$287,250	$225,000
Interest on long-term debt (2)(3)	211,798	40,226	96,909	66,964	7,699
Capital lease obligation (4)	8,863	900	1,867	1,962	4,134
Operating lease obligations	3,914	768	1,285	732	1,129
Ship purchase (5)	447,881	23,573	424,308	—	—
Maintenance contract obligations (6)	10,300	3,292	6,465	543	—
Employment agreements (7)	4,260	2,352	1,908	—	—
Total	$1,208,266	$74,111	$538,742	$357,451	$237,962
*Please note this column includes years 4 and 5.

(1)
Amounts represent debt obligations with initial terms in excess of one year. The contractual obligation under long-term debt does not reflect any excess cash payments we may be required to make pursuant to our senior secured credit facility.

(2)
Long-term debt obligations mature at various dates through fiscal year 2019 and bear interest at fixed and variable rates. Interest on variable rate debt is calculated based upon LIBOR, with a floor of 1.25%, plus the applicable margin. At December 31, 2013, the LIBOR rate was 1.25%. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(3)
Under the loan agreement for the Seven Seas Explorer, SSC is required to pay various fees to the lenders under this loan agreement, including a commitment fee of 1.10% per annum on the undrawn loan amount payable semi-annually until the delivery of the vessel and certain agency fees. See "Note 5. Debt" in the accompanying notes to financial statements.

(4)	Amounts represent capital lease obligations with an initial term in excess of one year.

(5)
Amount represents our contract with Italy's Fincantieri shipyard to build the Seven Seas Explorer. Under the terms of the contract, SSC will pay €325.9 million or approximately $447.9 million (calculated based on the applicable exchange rate at December 31, 2013) to Fincantieri for the remaining balance of the new vessel. We made the first payment in July 2013, of €17.2 million or approximately $22.0 million. See "Note 5. Debt" and "Note 12. Commitments and Contingencies" in the accompanying notes to financial statements.

(6)
Amounts represent obligations under the five year maintenance agreement with a third party vendor for certain equipment purchases. See "Note 12. Commitments and Contingencies" in the accompanying notes to the financial statements.

(7)	Amounts due to executive officers and key employees. See "Note 12. Commitments and Contingencies" in the accompanying notes to the financial statements.

On July 31, 2013, SSC entered into a loan agreement providing for borrowings of up to approximately $440.0 million to finance 80% of the construction cost for the Seven Seas Explorer, plus the export credit agency premium. SSC is required to pay various fees to the lenders under this loan agreement, including a commitment fee of 1.10% per annum on the undrawn loan amount payable semi-annually until the delivery of the vessel. As of December 31, 2013, we did not have any outstanding borrowings under this loan agreement. See "Note 5. Debt" in the accompanying notes to the financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. For a discussion of our hedging strategies on market risks see discussions below and Note 6. "Derivative Instruments, Hedging Activities and Fair Value Measurements" in the accompanying notes to the consolidated financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. There were no outstanding interest rate swap agreements as of December 31, 2013. We estimate that a hypothetical one percentage point increase in LIBOR would increase our 2014 annual interest expense by approximately $0.2 million.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange rate risk relates to our Euro-denominated installment payments related to our newbuild ship contract, vessel drydock and other operational expenses. We have entered into foreign currency swaps to limit the exposure to movements in the foreign currency exchange rates.

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount of €274.4 million ($377.1 million as of December 31, 2013) to limit our exposure to foreign currency exchange rates for Euro-denominated payments related to the ship construction contract for the Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature in June 2016. The estimated fair value of the foreign currency collar option at December 31, 2013 was approximately $3.0 million. We estimate that a hypothetical 1.0% increase in the Euro spot rate at December 31, 2013 would increase the fair market value of the option by approximately $2.2 million, assuming all other variables remain constant.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 7.5% in 2013 and 8.0% in 2012. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. At December 31, 2013, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $19.7 million, maturing through 2015. These agreements hedge approximately 188,850 barrels, or 51%, of our estimated 2014 fuel consumption and 37,500 barrels, or 10%, of our estimated 2015 fuel consumption. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income.

The estimated fair value of these contracts at December 31, 2013 was approximately $0.9 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price on December 31, 2013 would increase our anticipated 2014 fuel cost by approximately $2.5 million, net of the impact of fuel swap agreements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of December 31, 2013, that all were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act). Because of its inherent limitation, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of such controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, management elected to use the criteria set forth Internal Control - Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") as the chosen internal control framework. Based on our assessment using those criteria, management concluded that, as of December 31, 2013, our controls over financial reporting were effective at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of our independent registered certified public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit the company to provide only management's assessment in this Annual Report on Form 10-K.

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

Item 9B. Other Information

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and current positions of our current executive officers and administrators as of March 12, 2014. Our seven administrators act similarly to a board of directors of a U.S. corporation. For purposes of this Annual Report on Form 10-K, we refer to them collectively as the Board of Directors.

Name	Age	Position
Frank J. Del Rio	59	Administrator; Chairman and Chief Executive Officer of PCI and PCH
Adam M. Aron	59	Administrator
Kevin E. Crowe	31	Administrator
Russell W. Galbut	61	Administrator
Daniel M. Holtz	54	Administrator
Steve Martinez	44	Administrator
Eric L. Press	48	Administrator

Executive Officers and Senior Management
Robert J. Binder	49	Vice Chairman and President of PCI
Jason M. Montague	40	Executive Vice President and Chief Financial Officer of PCI and PCH
Kunal S. Kamlani	41	President of PCH and Chief Operating Officer of PCI and PCH
T. Robin Lindsay	56	Executive Vice President of Vessel Operations of PCI and PCH

Frank J. Del Rio is the founder of Oceania Cruises, our sister company, and has served as Chairman of the Board of Directors and Chief Executive Officer of PCI and PCH or its predecessor since October 2002. Based in Miami, Florida, Mr. Del Rio is responsible for the financial and strategic development of Prestige. Between 2003 and 2007, Mr. Del Rio was instrumental in the development and growth of Oceania. Prior to founding Oceania, Mr. Del Rio played a vital role in the development of Renaissance Cruises, serving as Co-Chief Executive Officer, Executive Vice President and CFO from 1993 to April 2001. Mr. Del Rio holds a B.S. in Accounting from the University of Florida and is a Certified Public Accountant (inactive license). Mr. Del Rio brings a wealth of managerial and operational expertise to our Board as a result of his significant experience as CEO of our company and his long track record of success in the cruise industry.

Adam M. Aron has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in July 2009. He has been Chairman of the board of directors and CEO of World Leisure Partners, Inc., a personal consultancy for matters related to travel and tourism and high-end real estate development, which acts in partnership with Apollo. Mr. Aron has previously served as Chairman of the board of directors and Chief Executive Officer of Vail Resorts, Inc. from 1996 to 2006; President and CEO of NCL Corporation Ltd. from 1993 to 1996; Senior Vice President of Marketing for United Airlines from 1990 to 1993; and Senior Vice President-Marketing for Hyatt Hotels Corporation from 1987 to 1990. Mr. Aron currently serves on the boards of directors of Cap Jaluca Properties Ltd., E-miles, Inc., Norwegian Cruise Line Holdings Ltd. and Starwood Hotels and Resorts Worldwide. Mr. Aron also serves on the boards of directors of a number of non-profit organizations. He is a member of the Council on Foreign Relations, Business Executives for National Security, and is a former member of the Young Presidents’ Organization. In addition, Mr. Aron formerly served as First Vice Chairman of the U.S. Travel Association and as Vice Chairman of the National Finance Committee of the Democratic Senatorial Campaign Committee for the 2008 election cycle. Mr. Aron was previously selected by the U.S. Secretary of Defense to participate in the Joint Civilian Orientation Conference in 2004, was appointed by the U.S. Secretary of Agriculture to serve on the board of directors of the National Forest Foundation from 2000 through 2006 and was a delegate to President Clinton’s White House Conference on Travel and Tourism. Mr. Aron received a M.B.A. with distinction from the Harvard Business School and a B.S. cum laude from Harvard College. Mr. Aron provides our Board with substantial knowledge of and expertise in the cruise, travel and hospitality industries. In addition, his directorships at other public companies provide him with broad experience on governance issues facing public companies.

Kevin E. Crowe has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since December 2009 and became our Administrator in December 2009. Mr. Crowe joined Apollo in 2006 and is a Principal. Mr. Crowe currently serves on the board of directors of Nine Entertainment Co Holdings, Ltd. and Norwegian Cruise Line Holdings Ltd. He previously served as a director for Quality Distribution Inc. Prior to joining Apollo, Mr. Crowe was a member of the Financial Sponsors Group at Deutsche Bank. Mr. Crowe graduated from Princeton University with an B.A. in Economics and a certificate in Finance. Mr. Crowe brings to our Board experience in the issues facing public companies and multinational businesses, and his directorships at other public companies provide him with broad experience on governance issues facing public companies.

Russell W. Galbut has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in September 2005. Mr. Galbut currently serves as the Managing Principal of Crescent Heights, one of America’s largest and most respected residential developers of quality condominiums. Having been active in the urban mixed-use real estate sector for over 30 years, Mr. Galbut and Crescent Heights are a “best in class” developer with a successful track record of new constructions and renovations. Crescent Heights has been active in over 15 markets from coast-to-coast and has developed over 35,000 residential units, including pioneering the condo hotel concept. After graduating from Cornell University with a degree in Hotel Management, Mr. Galbut became the youngest consultant with the then-accounting firm of Laventhal Krekstein, Horwath and Horwath. Mr. Galbut was a Florida licensed CPA from 1975 to 2004. In 1980, Mr. Galbut received his J.D. degree from the University of Miami School of Law. Besides serving on the boards of directors of Prestige and Crescent Heights, Mr. Galbut also serves on the board of directors of Gibraltar Private Bank and Trust. He also sits on several other charitable boards, including the National Board of the Simon Wiesenthal Institute and Colel Chabad, the largest free food bank in Israel. Mr. Galbut provides our Board with significant expertise in accounting, legal, corporate finance and transactional matters.

Daniel M. Holtz has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in September 2005. Since 1998, Mr. Holtz has served as Managing Principal of Walden Capital Management, a Miami-based financial services company. Mr. Holtz currently serves on the boards of directors of Verifier Capital, L.L.C. and IWM Holdings, L.L.C. He is also involved in numerous non-profit and civic organizations, including serving as member of the Board of Trustees of Holtz Center for Maternal and Child Care at Jackson Memorial Hospital in Miami, Florida, the Museum of Contemporary Art in North Miami, Florida and the Aspen Art Museum in Aspen, Colorado. Mr. Holtz holds an undergraduate degree from the University of Florida. With his experience in the financial services industry as well as his directorships on other companies, Mr. Holtz brings to our Board extensive experience managing sophisticated businesses, insight into organizational and corporate governance issues, as well as financial acumen critical to a public company.

Steve Martinez has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and our Administrator since January 2008. Mr. Martinez joined Apollo in 2000 and is a Senior Partner and Head of the Asia Pacific region. He has led investments at Apollo in a variety of sectors including leisure, media, shipping and industrials, and currently serves on the boards of directors of Norwegian Cruise Line Holdings Ltd., Veritable Maritime, Nine Entertainment Co Holdings, Ltd. and Rexnord Corporation. He has previously served on the boards of directors of Allied Waste Industries, Inc., Goodman Global, Inc., Hughes Telematics Inc., Jacuzzi Brands Corp. and Hayes-Lemmerz International, Inc. Prior to joining Apollo, Mr. Martinez was a member of the mergers and acquisitions department of Goldman Sachs & Co. with responsibilities in merger structure negotiation and financing. Before that, he worked at Bain & Company Tokyo, advising U.S. corporations on corporate strategies in Japan. Mr. Martinez received a M.B.A. from the Harvard Business School and a B.A. and B.S. from the University of Pennsylvania and the Wharton School of Business, respectively. Mr. Martinez brings to our Board extensive experience in the issues facing public companies and multinational business, including expertise in management, accounting, corporate finance and transactional matters. In addition, his directorships at other public companies provide him with broad experience on governance issues facing public companies.

Eric L. Press has been a member of the boards of directors of PCI and PCH, our parent companies, and Oceania Cruises, our sister company, since April 2007 and became our Administrator in July 2009.  He is a partner at Apollo, where he has worked since 1998. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz LLP, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group, a management consulting firm focused on corporate strategy. Mr. Press also serves on the boards of directors of Apollo Commercial Real Estate Finance, Athene Group Ltd., Affinion Group, Inc., Caesars Entertainment Corporation, Noranda Aluminum, Inc. and Verso Paper Corp. Previously, he served on the boards of directors of Innkeepers USA Trust, Quality Distribution, Inc., Wyndham International, AEP Industries Inc. and Metals USA Holdings Corp. Mr. Press graduated magna cum laude from Harvard College with an A.B. in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review. Mr. Press brings to our Board extensive experience in the issues facing public companies and multinational business, including expertise in management, accounting, legal, corporate finance and transactional matters. In addition, his directorships at other public companies provide him with broad experience on governance issues facing public companies.

Robert J. Binder has served as the Vice Chairman since May 2011 and President of PCI since January 2008. He oversees the global expansion of our brands and is responsible for sales, marketing and branding efforts internationally. Mr.

Binder has played a key role in the development and design of the new Oceania ships, the new restaurant concepts and the introduction of the Bon Apetit Culinary Center. He is co-founder of Oceania and previously served as President of Oceania. Before launching Oceania, Mr. Binder was the President of Meadowoods Consulting, which provided consulting services to the financial and travel services industries. From 1992 to 2001 he held several executive posts in the cruise industry. Mr. Binder has also held senior management positions at JP Morgan Chase, where he was a Strategic Planning Officer, and at Renaissance Cruises, where he was Vice President of Sales. Mr. Binder earned master’s degrees in both Finance and Marketing from Cornell University and did his undergraduate studies at Purdue University.

Jason M. Montague is the Executive Vice President and Chief Financial Officer of PCI and PCH, a position he has held since 2010. He is responsible for all day-to-day financial operations as well as the mid- and long-term strategic planning and financial development of Prestige and its two brands, Oceania and Regent. Part of the Oceania’s start-up team, Mr. Montague has seen the company through the purchase of its three R-Class vessels, the equity investment by Apollo, the financing for the Oceania-Class newbuilds and the acquisition and integration of Regent. Prior to joining Oceania, he operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Before that, he held the position of Vice President Finance for Alton Entertainment Corporation, a brand equity marketer that was majority owned by the Interpublic Group of Companies. Mr. Montague holds a bachelor’s degree in Accounting from the University of Miami.

Kunal S. Kamlani is the President of PCH and Chief Operating Officer of PCI and PCH and has served as the President of Oceania since September 2011 and Regent since February 2013. Mr. Kamlani is responsible for revenue management, strategic marketing, sales, e-commerce, public relations and procurement for both Oceania and Regent. Mr. Kamlani rejoined us in September 2011 from Bank of America/Merrill Lynch, where he served as head of the multi-billion dollar Global Investment Solutions division with approximately 1,000 employees worldwide. Prior to that, Mr. Kamlani was Chief Financial Officer of PCH from August 2009 through March 2010. His past experiences also include serving as the Chief Operating Officer of Smith Barney and Vice President of corporate development for Starwood Hotels & Resorts. Mr. Kamlani earned his M.B.A. from Columbia University and a bachelor’s degree in Economics and Political Science from Colgate University.

T. Robin Lindsay is the Executive Vice President of Vessel Operations for PCI and PCH, and oversees all marine, technical and hotel operations. . Mr. Lindsay was instrumental in the extensive refurbishment and launch of Oceania’s Regatta, Insignia and Nautica and the development of the new Marina and Riviera. Mr. Lindsay possesses a substantial amount of experience in the luxury cruise industry and has overseen the design and construction of many of the industry’s most acclaimed luxury cruise ships. Prior to joining Oceania in 2003, Mr. Lindsay was the Senior Vice President of Vessel Operations at Silversea Cruises and, prior to that, Vice President of Operations at Radisson Seven Seas Cruises. Mr. Lindsay earned his B.S. degree from Louisiana Tech University.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all officers, directors and employees. Upon request and free of charge, any person may obtain a copy of our Code of Business Conduct and Ethics. Written requests should be addressed to Regent Seven Seas c/o Jason Worth, Senior Director of Finance, 8300 NW 33rd Street, Suite 100, Miami, FL 33122.

Item 11. Executive Compensation

This section identifies the material elements of compensation awarded to, earned by or paid to our executive officers identified in the Summary Compensation Table, which we refer to in this section as our “named executive officers” or “NEOs.” This section also provides a discussion of the process and rationale for the compensation decisions of the Board of Directors and its Compensation Committee and describes the role of various parties in determining our executive compensation programs. Unless otherwise specified, references throughout this “Executive Compensation” section to the Board of Directors or the Compensation Committee are to the board or compensation committee of Prestige Cruise Holdings, Inc. (“PCH”), our parent company.

The named executive officers for 2013 and their principal position as of December 31, 2013 are:

Named Executive Officer	Position
Frank J. Del Rio	Chairman of the Board and Chief Executive Officer of PCI and PCH
Robert J. Binder	Vice Chairman and President of PCI
Jason M. Montague	Executive Vice President and Chief Financial Officer of PCI and PCH
Kunal S. Kamlani	President of PCH and Chief Operating Officer of PCI and PCH
T. Robin Lindsay	Executive Vice President of Vessel Operations of PCI and PCH
Mark S. Conroy	Former President of Regent Seven Seas Cruises

Executive Compensation Program Objectives and Philosophy
The Company’s executive compensation arrangements are guided by the following principles:

•	We believe that a capable, experienced and highly motivated executive management team is critical to our success and to the creation of long-term shareholder value.

•
We believe that the most effective executive compensation program is one that focuses on pay for performance and (i) rewards the achievement of annual, long-term and strategic goals and (ii) aligns the interests of our executives with those of our shareholders.

The Company’s 2013 executive compensation program was designed according to the above principles and had the primary aim of (1) attracting and retaining executives with the requisite skills and experience to help achieve our business objectives of developing and expanding business opportunities that improve long-term shareholder value; and (2) encouraging executives to achieve our business objectives by linking executive compensation to Company performance and long-term shareholder value.

Our compensation approach for our named executive officers in 2013 had three key elements, designed to be consistent with the Company’s compensation philosophy and business objectives: (1) base salary; (2) annual incentive bonuses; and (3) long-term equity awards, subject to both time and performance-based vesting requirements. In structuring executive compensation arrangements, our Compensation Committee carefully considers how each component of our compensation program meets our business objectives.

Base salary is intended to attract and retain highly qualified executives, by providing current cash compensation commensurate with expertise, experience, tenure, performance, potential and scope of responsibility. The annual incentive bonuses motivate our executives to perform and meet our short term business goals and annual financial objectives. The equity based component of our executive compensation approach fosters a long term view of the business and helps align officer interests with shareholder interests. Further, we believe that equity awards that vest based on time enhance the stability of our senior team and provide greater incentives for our named executive officers to remain with the Company. We believe that the combination of annual fixed pay and equity ownership provides our named executive officers with an appropriate mix of guaranteed current cash compensation, allowing them to stay focused on their duties, and long term compensation, encouraging them to work toward increasing long term shareholder value.

We believe that a substantial portion of an executive officer’s compensation should be at-risk, in accordance with our compensation philosophy that links executive compensation to the attainment of business objectives and earnings performance, over the near and long term, which in turn enables us to attract, retain and reward executive officers who contribute to our success. For the named executive officers as a group, excluding Mark S. Conroy, for fiscal 2013, on an annualized basis, base salary represents 48.5% of their total target direct compensation, annual bonus and non-equity incentive compensation combined represents 44.7% of their total target direct compensation, long-term incentives (stock options) represent 6.8% of their total target direct compensation and all other compensation represents 2.3% of their total target direct compensation. The Company believes that this is an appropriate mix of fixed and variable compensation intended to incentivize our named executive officers to focus on both continued improved annual operating performance and continued long-term growth of the Company. In determining the appropriate mix of compensation components for each of our named executive officers, our Compensation Committee annually assesses, among other factors, each named executive officer’s responsibilities, prior experience and value to the Company, as well as each named executive officer’s expected level of contribution toward achieving the Company’s long-term objectives.

Compensation Setting Process

Compensation Consultants; Review of Relevant Compensation Data

Consistent with past practice, in 2013 neither our Compensation Committee nor management retained a compensation consultant to review or recommend the amount or form of compensation paid to our executive officers, including our named executive officers, or our administrators. We have not adopted a policy regarding compensation consultant independence. We will consider the implementation of such a policy if and when we decide to retain a compensation consultant to assist us with our executive compensation programs in the future.

Our Compensation Committee believes that, in order to effectively attract and retain high level executive talent, each element of the compensation program should establish compensation levels that take into account current market practices. Our Compensation Committee does not “benchmark” executive compensation at any particular level in comparison with other companies. Rather, our Compensation Committee familiarizes itself with compensation trends and competitive conditions through the review of non-customized third-party market surveys and other relevant publicly available data. In setting compensation levels for 2013, after determining the types and amount of compensation based on its own evaluation, our Compensation Committee considered publicly available compensation data solely to determine the relative strengths and weaknesses of our compensation packages on an aggregate basis. Our Compensation Committee also relied on its extensive experience managing portfolio companies and considered each executive’s level of responsibility for the overall operations of the Company, historical Company practices, long-term market trends, internal pay equity, expectations regarding future named executive officer contributions, our own performance, budget considerations and succession planning and retention strategies.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions related to the CEO and equity-based compensation awards. The Compensation Committee, together with recommendations and input from our CEO, sets and determines the compensation for the other named executive officers.

Compensation Risk Assessment

The Company conducted a risk assessment of our compensation policies and practices and concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In particular, the Compensation Committee believes that the design of our annual performance incentive program and long-term equity incentives provides a balanced approach and an effective and appropriate mix of incentives to ensure our executive compensation program is focused on long-term shareholder value creation. To strengthen the relationship between pay and performance, our annual cash incentive bonus plan and many of our equity grants are subject to the achievement of pre-established performance goals established independently of the plan participants. In addition, a portion of such variable pay is delivered through equity awards with both time-based and performance-based vesting schedules, and performance periods covering multiple years, thus emphasizing retention and long-term company performance while discouraging the taking of short-term risks at the expense of long-term results.

Compensation Elements

The three key compensation elements for our named executive officers identified above (base pay, annual performance bonus and long-term equity awards), as well as other elements of compensation, are discussed below.

Base Salary

Base Salary is intended to provide a baseline level of fixed compensation that reflects each named executive officer’s level of responsibility. Each named executive officer is party to an employment agreement that provides for a fixed base salary, subject to annual review. The initial base salary level for each named executive officer was negotiated in connection with the executive joining the Company or our affiliates or upon a change of his responsibilities. Decisions regarding adjustments to base salaries are made at the discretion of our Compensation Committee, though the salaries are generally subject only to increases, not decreases. In reviewing base salary levels for our named executive officers, the Compensation Committee annually considers and assesses, among other factors, a named executive officer’s current base salary, job responsibilities, leadership and experience, and value to our Company. In addition, as noted above, base salary levels are generally intended to be consistent with competitive market base salary levels, but are not specifically targeted or “benchmarked” against any particular company or group of companies.

The chart below indicates the annual base salary for each of our named executive officers in 2013.

Named Executive Officer	2013 Annual Base Salary
Frank J. Del Rio	$1,597,200
Jason M. Montague	$475,000
Robert J. Binder	$300,000
Kunal S. Kamlani	$900,000
T. Robin Lindsay	$475,000
Mark S. Conroy	$550,000

Annual Incentive Bonus

Each named executive officer, with the exception of Messrs. Kamlani and Conroy, is eligible to receive an annual cash bonus for fiscal 2013 in accordance with the Company’s 2013 management incentive compensation plan (the “MICP”), subject to the provisions of his employment agreement. The 2013 MICP provides for bonus payments upon the achievement of an EBITDA-based corporate performance goal. We use our annual incentive bonus program to incentivize and motivate our named executive officers by providing the opportunity to receive additional compensation tied to annual Company performance.

Each year, the Compensation Committee establishes the performance goal after careful review of the annual budget. For 2013, the Compensation Committee determined that the MICP bonus target would be an adjusted EBITDA of PCH and its consolidated subsidiaries, defined as earnings before interest, other income (expense), income taxes, depreciation and amortization, and MICP compensation expense adjusted for the impact from settled fuel hedges (“MICP EBITDA”). We believe the MICP EBITDA performance target is useful as it reflects certain operating drivers of our business, such as sales growth, operating costs, selling and administrative expenses and other operating income and expense. The MICP EBITDA target was $251.3 million for 2013. The Compensation Committee reserves the right to adjust the performance goal during the course of the year to take into consideration changes in deployment of the fleet, major unforeseen and uncontrollable events and other non-recurring and extraordinary costs and revenues experienced by us during the year. For 2013, the Compensation Committee recommended, and the Board approved, that MICP EBITDA would be adjusted for certain fuel related items and certain other miscellaneous expenses.

The following chart sets forth the MICP EBITDA levels at which various levels of incentive payout would become available to our named executive officers for 2013, with the bonus percentage amounts expressed as a percentage of the named executive officer's base salary for 2013. Between these points the payout is calculated on a sliding straight line basis. There is no maximum bonus for the named executive officers and the sliding straight line allocation between 92.5% and 100% will be applied to MICP EBITDA over 100% of performance target.

Name	Percentage of MICP EBITDA goal Achieved	Annual Incentive Bonus Percentage
Frank J. Del Rio	76.2%	—%
	80.9%	15.3%
	92.5%	63.6%
	100.0%	100.0%
Jason M. Montague	76.2%	—%
	80.9%	11.5%
	92.5%	47.7%
	100.0%	75.0%
Robert J. Binder	76.2%	—%
	80.9%	13.0%
	92.5%	54.1%
	100.0%	85.0%
Kunal S. Kamlani (1)	—%	—%
T. Robin Lindsay	76.2%	—%
	80.9%	11.5%
	92.5%	47.7%
	100.0%	75.0%
Mark S. Conroy (2)	76.2%	—%
	80.9%	13.0%
	92.5%	54.1%
	100.0%	85.0%

(1)	Mr. Kamlani’s minimum guaranteed bonus is not based on performance against MICP EBITDA.

(2)
The Company agreed with Mark S. Conroy on September 26, 2012 that he would step down as president of Regent on January 30, 2013. As of January 31, 2013 he was appointed as an executive adviser to the CEO and President of PCH. In connection with these arrangements, on November 9, 2012 the Company entered into a Separation Agreement and an Independent Contractor Agreement with Mr. Conroy. In connection therewith, Mr. Conroy will receive amounts to which he is entitled pursuant to his existing employment agreement.

PCH fiscal 2013 MICP EBITDA was 102.7% of our performance target. Frank J. Del Rio received an annual bonus equal to 112.8% of his annual salary, Kunal S. Kamlani and Robert J. Binder received an annual bonus of 95.9% of their annual salary and Jason M. Montague and T. Robin Lindsay received an annual bonus of 84.6% of their annual salary.

Long-Term Equity Incentive Compensation

We believe that long-term compensation of our executives, including our named executive officers, should be directly linked to the value provided to shareholders. Accordingly, our long-term equity incentive program is intended to directly align a significant portion of the compensation of our named executive officers with the interests of our shareholders by motivating and rewarding creation and preservation of long-term shareholder value with measurement over a multi-year performance period. In this regard, the Compensation Committee determined that stock options in Prestige is the most appropriate equity-based compensation award, as it provides value only if there is appreciation in the value of Prestige’s ordinary shares following the date of grant, and no value if there is no such appreciation. We use a combination of time-based vesting awards (which enhance retention) and performance-based vesting (which strengthens the link between pay and performance).

Certain of our named executive officers have been granted stock options pursuant to the 2008 Stock Option Plan of Prestige (the “Prestige option plan”). Each option granted under the Prestige option plan represents the right to purchase one ordinary share of Prestige. Our philosophy is that options are granted to named executive officers when the Compensation

Committee determines that it would be to the advantage and in the best interests of the Company and its stockholders to grant such options as an inducement to enter into or remain in the employ of the Company or one of its subsidiaries and as an incentive for increased efforts during such employment. The number of equity awards granted annually to our named executive officers is determined both in the discretion of the Compensation Committee and pursuant to certain agreements with certain named executive officers. Option grants to the CEO are at the discretion of the Compensation Committee, while grants to all other named executive officers are determined by the Compensation Committee after consultation with and recommendation of the CEO.

Mr. Del Rio was not granted any options in 2013, in light of the significant option grants made in 2009 in connection with the signing of his employment agreement.

Mr. Kamlani is entitled to receive time-based option grants in connection with his employment which vests in three cumulative and substantially equal installments on each of the first, second and third anniversaries of his employment for his 2012 grant and on December 31, 2013, 2014 and 2015 for his 2013 grant.

For Mr. Montague, Mr. Binder and Mr. Lindsay, fifty percent (50%) of the option grants have time-based vesting in three cumulative and substantially equal installments at the end of each calendar year of the grant date, provided that the named executive officer remains continuously employed in active service with the Company or one of its subsidiaries. The remaining fifty percent (50%) of the option grants have performance-based vesting in three substantially equal installments on December 31 of each applicable performance measurement year if the applicable MICP EBITDA performance target for such year (which is the same target as used under the 2013 MICP) is satisfied. If the performance targets for any year are not satisfied, the performance based options scheduled to vest that year are forfeited. However, the Board of Directors or Compensation Committee reserves the right to vest or modify the options to the extent it determines that achievement of the performance criteria was affected by changes in deployment of fleet, major unforeseen and uncontrollable events and other non- recurring and extraordinary costs experienced by the Company during the year.

For Mr. Conroy, as part of his Separation Agreement entered into on November 9, 2012, all of his existing option grants were either canceled or forfeited; vested options were canceled and unvested options were forfeited as of such date. Also, pursuant to his Independent Contractor Agreement, on February 11, 2013, Mr. Conroy was granted 100,000 options which vest on January 31, 2015.

The performance target for the performance-based options is the same as the MICP EBITDA target. The performance criteria for Messrs. Montague, Binder and Lindsay’s performance-based options were met, and their options based on 2013 performance vested in full on December 31, 2013.

Except as otherwise provided in a named executive officer’s employment agreement, unvested options are generally forfeited upon a termination from service, although certain option holders will also become vested in their awards in connection with certain terminations of employment. For a discussion of vesting under specific termination scenarios, see the section titled, “Potential Payments upon Termination of Employment and Change of Control” below.

Other Elements of Compensation

Benefits and Perquisites

We provide our named executive officers with the opportunity to participate in our medical, dental and insurance programs and vacation and other holiday pay, all in accordance with the terms of such plans and programs in effect from time to time and substantially on the same terms as those generally offered to our other employees.

In addition, certain of the named executive officers receive a cash automobile allowance, as well as Company paid long term disability coverage. The Company believes that the level and mix of perquisites it provides to the named executive officers is consistent with market compensation practices.

Severance Arrangements and Change in Control Benefits

Each of our named executive officers is employed pursuant to an employment agreement that provides for severance benefits upon an involuntary termination of the named executive officer’s employment by us, a termination by the executive as a result of a constructive termination, or in certain instances, non-renewal of an employment agreement. The severance benefit in each employment agreement was negotiated in connection with the commencement of each executive’s employment with the Company, or upon a change of their responsibilities. In each case, our Board of Directors or Compensation Committee determined that it was appropriate to provide the executive with severance and related benefits in light of his or her position with the Company, general competitive practices and as part of an overall compensation package. The severance benefits payable to each of our named executive officers upon a qualifying termination of employment generally includes a cash payment based on the executive’s base salary (and bonus, in some cases) and continued medical benefits and car allowance for the applicable severance period at the Company’s expense.

The Company does not believe that the named executive officers should be entitled to any “single-trigger” cash severance benefits merely because of a change in control of the Company. Accordingly, none of the named executive officers are entitled to any such payments or benefits upon the occurrence of a change in control of the Company, unless there is an actual or constructive termination of employment following such change in control (“double-trigger” payments). However, the employment agreements for certain executives provide for additional payments to make them whole for any excise taxes that may be imposed on them in the event of a change in control, which payments were agreed to by the Compensation Committee in connection with the negotiation of the executive’s overall compensation package, and which the Compensation Committee believes are reasonable and competitive. The material terms of such payments and benefits are described in the section titled “Potential Payments Upon a Termination or Change in Control.”

Summary Compensation Table for Fiscal 2013
The following table provides summary information concerning compensation paid or accrued during the fiscal year ended December 31, 2013, 2012 and 2011 to our named executive officers. The table below presents total compensation at the PCH level. The percentage of NEO compensation expense allocated to the Company in 2013 was 48%, excluding Mark Conroy, whose allocation is 100%. Our allocation of compensation expense for NEO's in 2013 was $4.9 million.

Name and Principal Position	Year	Salary	Bonus	Option Awards (3)	Non-equity Incentive Plan Compensation	All Other Compensation (4)	Total
Frank J. Del Rio Chairman of the Board and Chief Executive Officer of PCI and PCH	2013	$1,597,200	$—	$—	$1,801,582	$109,600	$3,508,382
	2012	$1,452,000	$—	$42,199	$1,452,000	$60,149	$3,006,348
	2011	$1,320,000	$—	$7,049	$699,347	$92,726	$2,119,122
Jason M. Montague Executive Vice President and Chief Financial Officer of PCI and PCH	2013	$475,000	$—	$177,309	$401,837	$19,791	$1,073,937
	2012	$400,000	$—	$83,533	$300,000	$13,200	$796,733
	2011	$325,000	$—	$40,497	$170,466	$15,377	$551,340
Robert J. Binder (1) Vice Chairman and President of PCI	2013	$300,000	$—	$25,330	$287,631	$—	$612,961
Kunal S. Kamlani (2) President of PCH and Chief Operating Officer of PCI and PCH	2013	$900,000	$750,000	$272,222	$112,892	$29,417	$2,064,531
	2012	$750,000	$750,000	$1,374,198	$—	$17,246	$2,891,444
	2011	$256,849	$500,000	$—	$—	$22,547	$779,396
Mark S. Conroy President of Regent Seven Seas Cruises	2013	$42,308	$—	$123,281	$39,558	$788,301	$993,448
	2012	$550,000	$—	$28,588	$467,500	$13,200	$1,059,288
	2011	$535,000	$—	$40,461	$318,028	$13,318	$906,807
T. Robin Lindsay Executive Vice President of Vessel Operations of PCI and PCH	2013	$475,000	$—	$25,963	$401,837	$13,200	$916,000
	2012	$450,000	$—	$73,925	$164,835	$13,200	$701,960
	2011	$425,000	$—	$40,914	$222,917	$13,200	$702,031

(1)	Mr. Binder first became a named executive officer in 2013.

(2)
Mr. Kamlani rejoined the Company from Bank of America/Merrill Lynch during the third quarter of 2011 and as such he did not earn his entire 2011 annualized base salary. Prior to that, Mr. Kamlani was the Chief Financial Officer for PCH.

(3)
Represents the aggregate grant date fair value of options granted to such named executive officers in 2013, computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions. See "Note 7. Share-Based Employee Compensation"in the accompanying notes to the consolidated financial statements for the assumptions made in determining those values.

(4)
Included within Mr. Del Rio’s “All Other Compensation” for fiscal 2013 is $62,000 personal allowances, $27,600 car allowance, and $20,000 personal tax service. Included within Mr. Montague’s and Mr. Kamlani’s “All Other Compensation” for fiscal 2013 is $13,200 car allowance and cruise benefits. Included within Mr. Lindsay’s “All Other Compensation” for fiscal 2013 is $13,200 car allowance. Mr. Conroy’s “All Other Compensation” amount for fiscal 2013 includes $550,000 severance, $137,500 consulting fees, $65,053 COBRA, $27,500 car allowance and $5,908 Long Term Care insurance premium and cruise benefits. The cruise benefit was valued on the basis of the aggregate incremental cost to the Company.

Grants of Plan-Based Awards for Fiscal 2013

The following chart provides information concerning equity awards granted in 2013 to our named executive officers.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other Option Awards: # of Securities Underlying (3)	Grant Date Fair Value of Options
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Options	Awards (4)
Frank J. Del Rio	—	—	1,597,200	—	—	—	—	—	—
Jason M. Montague		—	356,250	—	—	—	—	—	—
	2/11/13	—	—	—	—	—	—	35,000	88,654
	2/11/13	—	—	—	—	11,666	—	—	30,692
	2/11/13	—	—	—	—	11,667	—	—	29,538
	2/11/13	—	—	—	—	11,667	—	—	28,424
Robert J. Binder		—	255,000	—	—		—
	2/11/13	—	—	—	—	—	—	5,000	12,665
	2/11/13	—	—	—	—	1,666	—	—	4,383
	2/11/13	—	—	—	—	1,667	—	—	4,220
	2/11/13	—	—	—	—	1,667	—	—	4,061
Kunal S. Kamlani	2/11/13	—	—	—	—	—	—	100,000	272,222
Mark S. Conroy(5)	2/11/13	—	—	—	—	—	—	100,000	123,281
T. Robin Lindsay		—	356,250	—	—	—	—	—	—
	2/11/13	—	—	—	—	—	—	5,125	12,982
	2/11/13	—	—	—	—	1,708	—	—	4,494
	2/11/13	—	—	—	—	1,708	—	—	4,324
	2/11/13	—	—	—	—	1,709	—	—	4,164

(1)
Represents potential payout levels based on 2013 performance for awards granted pursuant to the 2013 MICP. There is no maximum amount payable under the 2013 MICP. Mr. Kamlani’s bonus is fully discretionary, with a minimum guaranteed bonus of $750,000. For amounts actually paid to each of the named executive officers pursuant to such awards based on results achieved in 2013, see the Summary Compensation Table column titled “Non-Equity Incentive Plan Compensation.” For a more detailed description of the potential payout under the 2013 MICP, see “Annual Incentive Bonus.”

(2)
Represents performance-based options granted to such named executive officers in 2013 pursuant to the Prestige option plan. There is no threshold or maximum performance and the options are generally forfeited if the relevant performance target is not satisfied. For a more detailed description of the performance-based options, see “Long-Term Equity Incentive Compensation.”

(3)
Represents time-based options granted to such named executive officers in 2013, pursuant to the Prestige option plan. The options vest and become exercisable in three cumulative and substantially equal installments at the end of each calendar year of the grant date, provided that the named executive officer remains continuously employed in active service with the Company or one of its subsidiaries.

(4)
Represents the aggregate grant date fair value of options granted to such named executive officers in 2013, computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions. See "Note 7. Share-Based Employee Compensation" in the accompanying notes to the consolidated financial statements for the assumptions made in determining those values.

(5)	Represents time-based options granted to such named executive officer in 2013, pursuant to the Prestige option plan. The options vest and become exercisable on January 31, 2015.

Outstanding Equity Awards
At Fiscal 2013 Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank J. Del Rio	1,000,000	—	—	8.00	7/1/2017
	216,216	—	—	9.25	1/1/2018
Jason M. Montague	15,000	—	—	40.02	6/1/2015
	15,000	—	—	40.32	4/22/2016
	7,500	—	—	8.00	3/31/2017
	25,000	—	—	8.00	12/15/2017
	55,000	—	—	10.11	38/31/2018
	12,500	—	—	9.50	1/1/2019
	20,000	5,000 (2)	5,000 (4)	4.87	2/10/2020
	23,333	23,333 (3)	23,334 (5)	5.79	2/11/2021
Robert J. Binder	45,000	—	—	40.02	6/1/2015
	40,000	—	—	40.32	4/22/2016
	50,000	—	—	8.00	12/15/2017
	50,000	—	—	10.11	3/31/2018
	3,333	3333 (3)	3334 (5)	5.79	2/11/2021
Kunal S. Kamlani	400,000	200,000 (6)	—	4.87	2/28/2020
	33,334	66,666 (3)	—	5.79	2/11/2021
Mark S. Conroy (1)	—	100,000	—	8.85	1/31/2021
T. Robin Lindsay	30,000	—	—	40.02	6/1/2015
	30,000	—	—	40.32	4/22/2016
	45,000	—	—	8.00	3/31/2017
	7,500	—	—	8.00	12/15/2017
	50,000	—	—	10.11	3/31/2018
	12,500	—	—	9.50	1/1/2019
	16,500	4,125 (2)	4,125 (4)	4.87	2/10/2020
	3,417	3,417 (3)	3,416 (5)	5.79	2/11/2021

(1)
As part of Mr. Conroy’s Separation Agreement and Independent Contractor Agreement entered into on November 9, 2012, he received a grant of 100,000 options, which will vest and become exercisable on January 31, 2015 provided that he remains in compliance with the agreement.

(2)	Options will vest and become exercisable on December 31, 2014, provided that the named executive officer remains continuously employed in active service with the Company or one of its subsidiaries.

(3)
Options will vest and become exercisable ratably on December 31, 2014 and December 31, 2015, provided that the named executive officer remains continuously employed in active service with the Company or one of its subsidiaries.

(4)	Options will vest and become exercisable on December 31, 2014, subject to the achievement of the 2014 MICP EBITDA target.

(5)	Options will vest and become exercisable ratably on December 31, 2014 and December 31, 2015, if the applicable MICP EBITDA performance target for such year is satisfied.

(6)	Options will vest and become exercisable on August 29, 2014, provided that the named executive officer remains continuously employed in active service with the Company or one of its subsidiaries.

Employment Agreements

Though the employment agreements reference the boards and compensation committees of various subsidiaries and affiliates, our current practice is that compensation decisions are made by the board and/or compensation committee of PCH.

Frank J. Del Rio

The Company and Chairman and Chief Executive Officer of the Company, Frank J. Del Rio, agreed on March 22, 2013 to amend and extend Mr. Del Rio’s executive employment agreement with Prestige through December 31, 2016. The amendment modifies certain terms of his existing employment agreement. Mr. Del Rio’s annual base salary for the period July 1, 2013 through December 31, 2013 will be at a prorated rate of $1,597,200. Beginning on January 1, 2014 and for each year thereafter, Mr. Del Rio shall receive an annual base salary of $1,750,000. Effective as of March 22, 2013, Mr. Del Rio will receive a travel allowance of $30,000 per year and certain other benefits. In the event of a termination of Mr. Del Rio’s employment before the end of the term of his employment either (1) by Prestige without cause within 180 days prior to the sale of Prestige or any time thereafter, or (2) by Mr. Del Rio for good reason any time after the sale of Prestige, Mr. Del Rio is entitled to a severance equal to the sum of two years of Base Salary and targeted annual incentive bonus, and certain other benefits including continued allowance for country club dues and fees, automobile allowance, health/medical plan benefits and certain other benefits for two years.
For 2013, Mr. Del Rio is eligible for a target incentive bonus equal to one hundred percent (100%) of his then current salary, provided that the actual bonus shall be determined by the Board in its sole discretion, based on performance objectives established with respect to that year by the Board, in good faith consultation with Mr. Del Rio. In 2009, pursuant to his officer employment agreement, Mr. Del Rio received an option to purchase 216,216 shares of Prestige. Such option grant was intended as incentive compensation for 2010 and 2011, with fifty percent (50%) vesting at the end of each year, subject to continued employment and the achievement of performance objectives established by the Board. Additionally, in 2009, pursuant to his officer employment agreement, Mr. Del Rio received a time based option to purchase 1,000,000 shares of Prestige, with fifty percent (50%) vesting on the second anniversary of the grant, and then an additional twenty five percent (25%) vesting on each of the third and fourth anniversaries of the grant. As a condition to receiving such option, Mr. Del Rio was required to make an equity investment in Prestige, in the amount of $3,000,000. The agreement also provides for participation in employee benefit plans and perquisite programs generally available to similarly situated executives. In particular, Mr. Del Rio is entitled to an automobile allowance of $2,300 per month, a personal expense allowance of $12,000 per year (subject to review and upward adjustment), an allowance for country club dues and fees up to $20,000 per year (subject to review and upward adjustment), an allowance for tax advice and preparation up to $20,000 per year, business class travel and forty (40) days annual paid vacation. Mr. Del Rio is also eligible for a tax “gross up,” to make him whole in the event that an excise tax is due under Section 280G of the Internal Revenue Code in connection with payments contingent on a change in control of Prestige.

Jason M. Montague

Mr. Montague is employed as Executive Vice President and Chief Financial Officer pursuant to an employment agreement with PCS, dated January 1, 2013. The term of Mr. Montague’s original employment agreement is three years. The agreement provides for a minimum annual base salary of $475,000, which shall be evaluated for an upward adjustment annually before each compensation determination date, which shall be no later than the first quarter of the applicable fiscal year. Mr. Montague is eligible for an annual cash bonus in an amount to be determined at the sole discretion of the compensation committee of PCS based on MICP EBITDA and the job performance of Mr. Montague. The agreement also provides for participation in employee benefit plans and perquisite programs generally available to our senior executives. In particular, Mr. Montague is entitled to an annual automobile allowance of $13,200, twenty-five (25) days annual paid vacation and business class travel. Mr. Montague is also eligible for a tax “gross up,” to make him whole in the event that an excise tax is due under Section 280G of the Internal Revenue Code in connection with payments contingent on a change in control of PCS.

Robert J. Binder

Mr. Binder is employed as Vice Chairman and President pursuant to an employment agreement with PCS, dated January 1, 2013. The term of Mr. Binder’s agreement is one year. The agreement provides for an annual base salary of $300,000. Mr. Binder is eligible for an annual cash bonus in an amount to be determined at the sole discretion of the compensation committee of PCS based on EBITDA and the job performance of Mr. Binder. The agreement also provides for participation in employee benefit plans and perquisite programs generally available to our senior executives. In particular, Mr. Binder is entitled to fifteen

(15) days annual paid vacation, business class travel internationally and first class travel to California. Mr. Binder is also eligible for a tax “gross up,” to make him whole in the event that an excise tax is due under Section 280G of the Internal Revenue Code in connection with payments contingent on a change in control of PCS.

Mr. Binder has entered into a new employment agreement effective January 1, 2014, which will terminate December 31, 2016. The agreement provides for a minimum base salary of $500,000, which shall be evaluated for an upward adjustment annually before each compensation determination date, which shall be no later than the first quarter of the applicable fiscal year. Mr. Binder is eligible for an annual cash bonus in an amount to be determined at the sole discretion of the compensation committee of PCS based on MICP EBITDA and the job performance of Mr. Binder. The agreement also provides for participation in employee benefit plans and perquisite programs generally available to our senior executives. In particular, Mr. Binder is entitled to twenty- five (25) days annual paid vacation, business class travel and first class travel to California. Mr. Binder is also eligible for a tax “gross up,” to make him whole in the event that an excise tax is due under Section 280G of the Internal Revenue Code in connection with payments contingent on a change in control of PCS.

Kunal S. Kamlani

Pursuant to an employment agreement with Oceania and PCH dated June 17, 2011, Mr. Kamlani is employed as President and Chief Operating Officer of the above companies and any of their majority owned subsidiaries. The initial term of Mr. Kamlani’s employment expires on December 31, 2014, and the term will automatically renew for an additional year and each anniversary thereafter, unless either party gives written notice of non-renewal within ninety days prior to the expiration of the term (including any renewal thereof). The agreement provides for an annual base salary of $750,000, which shall be reviewed on an annual basis and may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Kamlani is eligible for an annual cash bonus equal to a minimum of $750,000, pro-rated for any fiscal year in which Mr. Kamlani is not employed for the entire year. If Oceania, PCH, and each of their majority owned subsidiaries do not pay any form of cash bonus to their executives or key employees generally, the payment of Mr. Kamlani’s cash bonus may be deferred for up to one calendar year, if such deferral is permitted under applicable law. The employment agreement also provides Mr. Kamlani a time based option to purchase 600,000 shares of Prestige which vest in three cumulative and substantially equal installments on each of the first, second and third anniversaries of his employment, and contemplates future additional grants subject to Board discretion and evaluation of Mr. Kamlani’s performance. Mr. Kamlani is eligible for participation in employee benefit plans and perquisite programs generally available to executives of Oceania. In particular, Mr. Kamlani is entitled to an annual automobile allowance of $13,200 and twenty (20) days annual paid vacation.

Mark Conroy

Effective January 31, 2013, Mr. Conroy stepped down as President of Regent. He previously was employed pursuant to an employment agreement with PCS and Prestige dated February 1, 2011. The agreement provided for a minimum annual base salary of $535,000. Mr. Conroy was eligible for an annual cash bonus, the target of which shall be determined by PCS pursuant to its then applicable management incentive compensation plan, provided that Mr. Conroy’s actual bonus amount will be determined by the board of PCS in its discretion based on performance objectives it establishes with respect to a particular fiscal year. Mr. Conroy was eligible for participation in employee benefit plans and perquisite programs generally available to executives of PCS. In particular, Mr. Conroy was entitled to an annual automobile allowance of $13,200 and six (6) weeks of annual paid vacation.

T. Robin Lindsay

Mr. Lindsay is employed as Executive Vice President, Vessel Operations pursuant to an employment agreement with PCS, dated January 1, 2012. The term of Mr. Lindsay’s employment agreement is three years. The agreement provides for a minimum annual base salary of $450,000, which shall be evaluated for an upward adjustment annually before each compensation determination date, which shall be no later than the first quarter of the applicable fiscal year. Mr. Lindsay is eligible for an annual cash bonus in an amount to be determined at the sole discretion of the compensation committee of PCS based on EBITDA and the job performance of Mr. Lindsay. The agreement also provides for participation in employee benefit plans and perquisite programs generally available to our senior executives. In particular, Mr. Lindsay is entitled to an annual automobile allowance of $13,200, twenty-five (25) days annual paid vacation and business class travel. Mr. Lindsay is also eligible for a tax “gross up,” to make him whole in the event that an excise tax is due under Section 280G of the Internal Revenue Code in connection with payments contingent on a change in control of PCS.

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

The following table summarizes the approximate value of the termination payments and benefits that each of our named executive officers would receive if he had terminated employment at the close of business on December 31, 2013. The table does not include certain amounts that the named executive officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees.

Name	Voluntary termination or Cause	Death or Disability	Termination Without Cause or for Good Reason	Termination Without Cause or for Good Reason Following a Change in Control	Non-Renewal of an Employment Agreement (2)
Frank J. Del Rio
Severance Payment	—	—	—	$3,373,600	—
Annual Bonus Award	—	—	$1,597,200	$3,194,400	—
Medical Continuation	—	—	—	$48,436	—
Stock Option Acceleration	—	—	—	—	—
Jason M. Montague
Severance Payment	—	—	$963,200	$1,000,000	—
Annual Bonus Award	—	—	$356,250	$356,250	—
Medical Continuation	—	—	$33,560	—	—
Stock Option Acceleration (1)	—	—	$149,834	$149,834	—
Robert J. Binder
Severance Payment	—	—	$600,000	1,000,000	$300,000
Annual Bonus Award	—	—	$255,000	255,000	—
Medical Continuation	—	—	$9,824	—	$9,824
Stock Option Acceleration (1)	—	—	$18,134	$18,134	—
Kunal S. Kamlani
Severance Payment	—	—	$1,650,000	$1,650,000	—
Annual Bonus Award	—	—	$750,000	$750,000	—
Medical Continuation	—	—	$33,560	$33,560	—
Stock Option Acceleration (1)	—	—	$639,332	$639,332	—
T. Robin Lindsay
Severance Payment	—	—	$963,200	$1,000,000	—
Annual Bonus Award	—	—	$356,250	$356,250	—
Medical Continuation	—	—	$33,560	—	—
Stock Option Acceleration (1)	—	—	$37,478	$37,478	—

(1)
Under the terms of the Prestige option plan, upon a change in control of the Company, each named executive officer’s outstanding options granted under the plan will generally become fully vested and exercisable. Values shown are for outstanding stock options with a per share exercise price below $16.55 estimated fair market value of an ordinary share as of December 31, 2013.

(2)	This would have been applicable only for Mr. Binder.

Payments Made Upon Any Termination of Employment. Regardless of the manner in which a named executive officer’s employment terminates, such named executive officer is entitled to receive amounts earned during the term of employment including accrued but unpaid base salary through the date of termination, accrued but unpaid incentive bonus for the year prior to the year of termination (except with respect to terminations for Cause, as defined in each employment agreement), unreimbursed employment-related expenses owed to the named executive officer under our policies and the value of any accrued benefits under any of our employee benefit programs (in accordance with the terms of such programs).

In addition to the accrued obligations, the employment agreements provide for certain additional benefits to be paid in connection with a termination of employment under the circumstances described below, subject to an officer executing a release of claims in favor of the Company:
Frank J. Del Rio
Upon Termination Without Cause or For Good Reason. Mr. Del Rio will be entitled to receive: (i) a pro rata incentive cash bonus for the year of termination and (ii) accelerated vesting of the next tranche of each of the option grants scheduled to vest (if the Board of Directors determines in good faith that the then current progress towards the achievement of performance goals, if applicable, would result in the successful attainment of such goals).

Upon a Sale of the Company. If Mr. Del Rio is terminated without cause (as defined below) during the one hundred eighty (180) day period preceding, or anytime after, or resigns for good cause after, a sale of the Company, he will be entitled to accelerated vesting of his option grants, and two years of each of the following elements of compensation: base salary, incentive bonus, medical benefits, auto allowance, personal tax advice fees, country club dues, personal travel and personal expense allowances.

280G Excise Tax Gross Up. Pursuant to his officer employment agreement, in the event that payments to or for the benefit of Mr. Del Rio relating to his termination of employment in connection with a change in control would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the aggregate amount of such payments will be increased so that, after the payment of taxes, he will be in the same position as he would have been had he not been required to pay such excise taxes.

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

For purposes of Mr. Del Rio's employment agreement:

“Cause” means Mr. Del Rio’s: (i) willful and continued failure to substantially perform his duties under his officer employment agreement after the Board of Directors delivers a written demand for substantial performance and such nonperformance has continued for more than thirty (30) days following such notice; (ii) willful misconduct or gross misconduct that has resulted in material injury to our financial interests or reputation; violation of our policies and procedures which in the reasonable discretion of the Board of Directors is grounds for termination of employment; (iv) material breach of the restrictive covenants; (v) act or omission which, if convicted by a court of law, would constitute a felony; or involves disloyalty, dishonesty, or insubordination; (vi) act or omission which is an intentional violation of our written policies; (vii) act or omission which results in a breach of any term or condition of the officer employment agreement; or (viii) act or omission which has a material adverse effect on our reputation, business affairs or goodwill. In order for a termination to be for “cause,” such termination must be approved by not less than a majority of the entire membership of the Board of Directors at a meeting of the Board called and held for such purpose.

“Good Reason” means, without Mr. Del Rio’s consent and after receipt from him of written notice stating the good reason event (i) any substantial adverse change in the nature or scope of Mr. Del Rio’s responsibilities, authorities, powers, functions, or duties; (ii) an involuntary reduction in base salary or target incentive compensation; (iii) a breach by us of any material obligations under the officer employment agreement; or the relocation of the primary offices at which he is principally employed or the requirement that Mr. Del Rio be based anywhere other than our current location to more than sixty (60) miles therefrom on an extended basis, except for required business travel to an extent substantially consistent with his current business travel obligations. The Company has a 30 day cure right after receipt of written notice from Mr. Del Rio.

“Sale of the Company” means the consummation of (i) the transfer (in one or a series of related transactions) of all or substantially all of the consolidated assets of Prestige and its subsidiaries, taken as a whole, to a person or a group of persons acting in concert (other than a subsidiary or subsidiaries of Prestige), (ii) the transfer (in one or a series of related transactions) of the outstanding equity securities of Prestige to one person or a group of persons acting in concert, or (iii) the merger or consolidation of Prestige with or into another person, in the case of clauses (ii) and (iii) above, under circumstances in which (x) the holders of a majority of the voting power of the outstanding equity securities of Prestige immediately prior to such transaction (collectively, the “Majority Holder”) own less than a majority in voting power of the outstanding equity securities of Prestige or equity securities of the surviving or resulting person or acquirer, as the case may be, immediately following such transaction and (y) immediately following such transaction, a person (other than the Majority Holder) owns at least a majority in voting power of the outstanding equity securities of Prestige or equity securities of the surviving or resulting person or acquirer, as the case may be. A sale (or multiple related sales) of one or more subsidiaries of Prestige (whether by way of merger, consolidation, reorganization or sale of all or substantially all assets or securities) which constitutes all or substantially all of the consolidated assets of Prestige will be deemed a “Sale of the Company.” For the avoidance of doubt, an underwritten public offering of the securities of Prestige or any of its subsidiaries shall in no event constitute a “Sale of the Company.”

Jason M. Montague and T. Robin Lindsay

Upon Termination due to Death or Disability. The officer will be entitled to receive: (i) a pro rata incentive bonus for the year of termination, payable in a lump sum within thirty days of termination and (ii) accelerated vesting of all option grants.

Upon a Company Non-Renewal of the Employment Term. The officer will be entitled to receive: (i) a pro rata incentive bonus for the year of termination, payable within thirty days of termination, (ii) a severance payment payable in a lump sum within thirty days of termination equal to six months of the officer’s base salary and (iii) all insurance benefits and automobile allowances for a post termination period of one year.

Upon Termination due to a Change in Control. If, within ninety (90) days prior to, or within twelve (12) months after the occurrence of an event constituting a change in control, the officer’s employment is terminated without “cause,” for “good reason” (each as defined below) or due to non-renewal of the employment term, the officer shall receive, in a lump sum, within ten (10) days after the separation from service (i) $1,000,000 and (ii) a pro rata incentive bonus for the year of termination.

280G Excise Tax Gross Up. Pursuant to the officer employment agreements, in the event that payments to or for the benefit of the officer relating to his termination of employment in connection with a change in control would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the aggregate amount of such payments will be increased so that, after the payment of taxes, the officer will be in the same position as he would have been had he not been required to pay such excise taxes.

Restrictive Covenants. Pursuant to the officer employment agreements, the officer may not disclose any of our confidential information at any time during or after employment. Additionally, the officer may not compete with our business for a post-employment period of one year and may not solicit our employees or customers for a post-employment period of one year.

For purposes of Mr. Montague’s and Mr. Lindsay’s employment agreements:

“Cause” means the officer’s: (i) willful and continued failure to perform his duties under his officer employment agreement after the Board of Directors delivers a written demand for substantial performance and such nonperformance has continued for more than thirty (30) days following such notice; (ii) willful misconduct or gross misconduct that has resulted in material injury to our financial interests or reputation; (iii) violation of our policies and procedures which in the reasonable discretion of the Board of Directors is grounds for termination of employment; (iv) material breach of the restrictive covenants; (v) act or omission which, if convicted by a court of law, would constitute a felony; or involves disloyalty, dishonesty, or insubordination; (vi) act or omission which is an intentional violation of our written policies; (vii) act or omission which results in a breach of any term or condition of the officer employment agreement; or (viii) act or omission which has a material adverse effect on our reputation, business affairs or goodwill.

“Good Reason” means, without the officer’s consent and after receipt from the officer of written notice stating the good reason event (i) any substantial adverse change in the nature or scope of the officer’s responsibilities, authorities, powers, functions, or duties; (ii) an involuntary reduction in base salary or target incentive compensation; (iii) a breach by us of any material obligations under the officer employment agreement; or (iv) the relocation of the primary offices at which the officer is principally employed or the requirement that the officer be based anywhere other than our current location to more than sixty (60) miles therefrom on an extended basis, except for required business travel to an extent substantially consistent with the officer’s current business travel obligations. The Company has a 30 day cure right after receipt of written notice from the officer.

“Change in Control” means the acquisition by any individual, entity, or group (within the meaning of Section 13(d)(3)

or 14(d)(2) of the Exchange Act) other than PCS, or any of its subsidiaries, or affiliated companies, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty-one percent (51%) or more of the common voting stock of the then outstanding voting securities of PCS, entitled to vote generally in the election of administrators.

Robert J. Binder

Upon Termination due to Death or Disability. The officer will be entitled to receive: (i) a pro rata incentive bonus for the year of termination, payable in a lump sum within thirty days of termination and (ii) accelerated vesting of all option grants.

Upon a Company Non-Renewal of the Employment Term. The officer will be entitled to receive: (i) a pro rata incentive bonus for the year of termination, payable within thirty days of termination, (ii) a severance payment payable in a lump sum within thirty days of termination equal to one year of the officer’s base salary and (iii) all insurance benefits and automobile allowances for a post termination period of one year.

Upon Termination Without Cause or For Good Reason. The officer will be entitled to: (i) a pro rata incentive bonus for the year of termination, payable in a lump sum within thirty days of termination, (ii) accelerated vesting of all option grants, (iii) a severance payment payable in a lump sum within thirty days of termination equal to two years of the officer’s base salary and (iv) all insurance benefits and automobile allowances for a post termination period of one year.

Upon Termination due to a Change in Control. If, within ninety (90) days prior to, or within twelve (12) months after the occurrence of an event constituting a change in control, the officer’s employment is terminated without “cause,” for “good reason” (each as defined below) or due to non-renewal of the employment term, the officer shall receive, in a lump sum, within ten (10) days after the separation from service (i) $1,000,000 and (ii) a pro rata incentive bonus for the year of termination.

280G Excise Tax Gross Up. Pursuant to the officer employment agreements, in the event that payments to or for the benefit of the officer relating to his termination of employment in connection with a change in control would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the aggregate amount of such payments will be increased so that, after the payment of taxes, the officer will be in the same position as he would have been had he not been required to pay such excise taxes.

Restrictive Covenants. Pursuant to the officer employment agreements, the officer may not disclose any of our confidential information at any time during or after employment. Additionally, the officer may not compete with our business for a post-employment period of one year and may not solicit our employees or customers for a post-employment period of one year.

For purposes of Mr. Binder’s employment agreement:

“Cause” means the officer’s: (i) willful and continued failure to perform his duties under his officer employment agreement after the Board of Directors delivers a written demand for substantial performance and such nonperformance has continued for more than thirty (30) days following such notice; (ii) willful misconduct or gross misconduct that has resulted in material injury to our financial interests or reputation; (iii) violation of our policies and procedures which in the reasonable discretion of the Board of Directors is grounds for termination of employment; (iv) material breach of the restrictive covenants; (v) act or omission which, if convicted by a court of law, would constitute a felony; or involves disloyalty, dishonesty, or insubordination; (vi) act or omission which is an intentional violation of our written policies; (vii) act or omission which results in a breach of any term or condition of the officer employment agreement; or (viii) act or omission which has a material adverse effect on our reputation, business affairs or goodwill.

“Good Reason” means, without the officer’s consent and after receipt from the officer of written notice stating the good reason event (i) any substantial adverse change in the nature or scope of the officer’s responsibilities, authorities, powers, functions, or duties; (ii) an involuntary reduction in base salary or target incentive compensation; (iii) a breach by us of any material obligations under the officer employment agreement; or (iv) the relocation of the primary offices at which the officer is principally employed or the requirement that the officer be based anywhere other than our current location to more than sixty (60) miles therefrom on an extended basis, except for required business travel to an extent substantially consistent with the officer’s current business travel obligations. The Company has a 30 day cure right after receipt of written notice from the officer.

“Change in Control” means the acquisition by any individual, entity, or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) other than PCS, or any of its subsidiaries, or affiliated companies, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty-one percent (51%) or more of the common voting stock of the then outstanding voting securities of PCS, entitled to vote generally in the election of administrators.

Kunal S. Kamlani

Upon Termination due to Death or Disability. Mr. Kamlani will be entitled to receive a pro rata incentive bonus for the year of termination, payable at the time incentive bonuses are paid to other employees.

Upon Termination Without Cause, For Good Reason or Upon a Company Non-Renewal of the Employment Term. Mr. Kamlani will be entitled to receive: (i) a pro rata incentive bonus for the year of termination, payable at the time incentive bonuses are paid to other employees, (ii) accelerated vesting of all option grants, (iii) a severance payment equal to one year of his base salary plus $750,000, payable in substantially equal installments over six months, and (iv) all COBRA premium insurance charges for a period of one year post termination.

Upon a Change in Control. Mr. Kamlani will be entitled to accelerated vesting of his option grants.

Restrictive Covenants. Pursuant to his officer employment agreement, Mr. Kamlani may not disclose any of our confidential information at any time during or after employment. Additionally, Mr. Kamlani may not compete with our business or solicit our employees or customers for a period of one year post employment.

For purposes of Mr. Kamlani’s employment agreement:

“Cause” means Mr. Kamlani (i) is convicted of, or pleads guilty or no contest to, a felony; (ii) has engaged in fraud, or other acts of willful misconduct or dishonesty in the course of his duties; (iii) willfully fails to perform or uphold his duties under the officer employment agreement or willfully fails to comply with reasonable Board of Directors directives, and such failure is not cured within ten (10) days of Mr. Kamlani’s receipt of written notice of such failure; or (iv) materially breaches his restrictive covenant obligations under his officer employment agreement or any material breach of any other employment related contract which is not cured within ten (10) days following Mr. Kamlani’s receipt of written notice of such material breach.

“Good Reason” (constructive termination) means Mr. Kamlani’s resignation after the occurrence of any of the following conditions: (i) any diminution in base salary or minimum bonus amount; (ii) a diminution in his authority, duties, or responsibilities as measured in the aggregate; (iii) a change in the geographic location of his principal place of employment from the greater Miami, Florida area; or (iv) our material breach of Mr. Kamlani’s employment agreement. Mr. Kamlani must provide written notice of the condition claimed to constitute grounds for good reason within sixty (60) days of the initial existence of such condition and the Company has a thirty (30) day cure right after receiving such written notice. Additionally, the termination of his employment must occur within one hundred and twenty (120) days following the initial existence of the condition claimed to constitute grounds for good reason.

Mark S. Conroy

Pursuant to his Separation Agreement and Independent Contractor Agreement, Mr. Conroy was paid one year salary and COBRA benefits totaling $582,530 in February 2013. He also was paid $39,558 of pro-rata 2013 MICP from January 1 through January 30, 2013. In return for severance pay and benefits, Mr. Conroy has released the Company from any and all claims. As part of his consultant agreement, Mr. Conroy will receive total cash payments of $614,838, payable through January 2015, and was granted 100,000 Prestige options at a grant price of $8.85. The consultant agreement is for a term of twenty-four months.

Equity Incentive Plan Awards

2008 Stock Option Plan

Under the terms of the Prestige option plan, if there is a Sale of the Company, each named executive officer’s outstanding options granted under the plan will generally become fully vested and exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement of such options. The Compensation Committee however has authority to accelerate vesting in such circumstances as it may deem appropriate.

“Sale of the Company” is defined as the consummation of (i) the transfer (in one or a series of related transactions) of all or substantially all of the consolidated assets of Prestige and its subsidiaries, taken as a whole, to a person or a group of persons acting in concert (other than a subsidiary or subsidiaries of Prestige), (ii) the transfer (in one or a series of related transactions) of the outstanding equity securities (including (A) any equity securities issued to Apollo upon exercise of the Apollo stock options and (B) any equity securities issued to the Non-Apollo Holders upon exercise of the Non-Apollo Holder stock options) to one person or a group of persons acting in concert, or (iii) the merger or consolidation of Prestige with or into another person, in the case of clauses (ii) and (iii) above, under circumstances in which (x) the holders of a majority of the voting power of the outstanding equity securities of Prestige immediately prior to such transaction (collectively, the “Majority Holder”) own less than a majority in voting power of the outstanding equity securities of Prestige or equity securities of the surviving or resulting person or acquirer, as the case may be, immediately following such transaction and (y) immediately following such transaction, a person (other than the Majority Holder) owns at least a majority in voting power of the outstanding equity securities of Prestige or equity securities of the surviving or resulting person or acquirer, as the case may be. A sale (or multiple related sales) of one or more subsidiaries of Prestige (whether by way of merger, consolidation, reorganization or sale of all or substantially all assets or securities) which constitutes all or substantially all of the consolidated assets of Prestige will be deemed a “Sale of the Company.” For the avoidance of doubt, an underwritten public offering of the securities of Prestige or any of its subsidiaries shall in no event constitute a “Sale of the Company.”

Subject to any accelerated vesting that may apply in the circumstances in connection with certain terminations of employment, as detailed above, unvested options are generally forfeited and immediately terminate upon a termination of employment.
Director Compensation

Our non-executive administrators who hold a status as an investment professional of Apollo or a partner or senior partner with Apollo do not receive any annual retainer, meeting, committee or chair fees. Additionally, there are no automatic annual equity grants, rather grants are made from time to time as determined by our Board. Except for Mr. Aron, those non-executive administrators that do not hold a status of investment professional of Apollo or partner or senior partner with Apollo receive an annual administrators fee of $50,000 or 5,000 stock options, at their discretion. For so long as Mr. Aron serves as a member of our Board, World Leisure Partners, Inc. will receive a $100,000 annual fee as payment for his service.

The following table sets forth information for compensation earned in fiscal year 2013 by our non-executive adminstrators:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan compensation ($)	Change in Pension Value and Deferred Compensation Earnings	All Other Compensations ($) (4)	Total ($)
Adam M. Aron (2)	100,000	—	—	—	—	—	100,000
Kevin E. Crowe (3)	—	—	—	—	—	—	—
Russell W. Galbut (3)	—	—	7,653	—	—	—	7,653
Daniel M. Holtz (2) (3)	50,000	—	—	—	—	—	50,000
Steve Martinez (2)	—	—	—	—	—	—	—
Eric L. Press	—	—	—	—	—	—	—

(1)
In the case of Mr. Galbut, this represents the aggregate grant date fair value for options granted to him in 2013, computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions. The other non-executive administrators did not receive an option grant in 2013.

(2)	Each of the above administrators is a member of the Compensation Committee.

(3)	Each of the above administrators is a member of the Audit Committee.

(4)
All non-executive administrators are encouraged to take one cruise each year for product familiarization. The aggregate value of other compensation made available to non-executive administrators, including discounts on company cruises, is less than $10,000 per person.

The outstanding stock options held by our administrators on December 31, 2013 are set forth below:

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable
Adam M. Aron	98,388	—
Kevin E. Crowe (1)	15,000	—
Russell W. Galbut	33,000	—
Daniel M. Holtz	15,000	—
Steve Martinez (1)	15,000	—
Eric L. Press (1)	15,000	—

(1)
In the case of Messrs. Crowe, Press and Martinez, stock options are not held by the administrators individually, but held by Apollo in recognition of the adminstrators service on our Board. Although each of Messrs. Crowe, Press, and Martinez may be deemed a beneficial owner of our equity interests beneficially owned by Apollo through Prestige due to his status as an investment professional with Apollo or a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of the equity interests of Seven Seas Cruises S. DE R.L, as of December 31, 2013, and shows the number of shares and percentage owned by:

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

	Number and Percent of Shares Beneficially Owned
Name of Beneficial Owner:	Number	Percent
Apollo Management Holdings, L.P. (1)	43,797,618	78.3%
Kevin E. Crowe (1)(2)	—	*
Eric L. Press (1)(2)	—	*
Steve Martinez (1)(2)	—	*
Adam Aron (1)(3)	98,388	*
Frank J. Del Rio (4)	2,628,630	4.7%
Russell W. Galbut (5)	1,727,217	3.1%
Daniel M. Holtz (6)	433,382	*
Kunal S. Kamlani (7)	433,334	*
Jason M. Montague (8)	179,509	*
Robert J. Binder (9)	221,389	*
T. Robin Lindsay (10)	231,155	*
All Administrators and Named Executive Officers as a group (11 persons)	5,953,004	10.6%

*	Represents beneficial ownership of less than one percent of ordinary shares outstanding.

(1)
Represents (i) ownership of capital stock of PCI by AAA Guarantor-Co-Invest VI, L.P. (“AAA Co-Invest VI”), AIF VI Euro Holdings, L.P. (“AIF VI Euro Holdings”), AAA Guarantor-Co-Invest VII, L.P. (“AAA Co-Invest VII”) and AIF VII Euro Holdings, L.P. (“AIF VI Euro Holdings,” and together with AAA Co- Invest VI, AIF VI Euro Holdings and AAA Co-Invest VII, the “Apollo Funds”), and (ii) options to purchase shares of common stock of PCI held by PCI Investco I, Inc., PCI Investco II, Inc., PCI Investco III, Inc., and PCI Investco IV, Inc. (collectively, the “PCI Investco Entities”). The Apollo Funds are affiliates of Apollo and are each managed by affiliates of Apollo Management Holdings, L.P. The general partner of Apollo Management Holdings, L.P. is Apollo Management Holdings GP, LLC. The sole member and manager of Apollo Management Holdings GP, LLC is an affiliate of Apollo. The PCI Investco Entities are affiliates of the Apollo Funds and of Apollo. The number of shares reported as beneficially owned by Apollo Management Holdings, L.P. in the above table includes options to purchase 45,000 shares of common stock of PCI issued to certain affiliates of Apollo Management Holdings, L.P. under the Prestige option plan in connection with board services provided to PCI or its subsidiaries by such affiliates which have vested. The address of each of AAA Co-Invest VI and AAA Co-Invest VII is Trafalgar Court, Les Banques, GY1 3QL, St. Peter Port, Guernsey, Channel Islands. The address of each of AIF VI Euro Holdings and AIF VII Euro Holdings is c/o Walkers Corporate Services Limited, P.O. Box 908-GT, Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9005. The address of the PCI Investco Entities is c/o Arias, Fabrega & Fabrega, P.H. Plaza 2000 Building, 16th Floor, 50th Street, Panama, Republic of Panama. The address of each of Apollo Management Holdings, L.P. and Apollo Management Holdings GP, LLC is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, New York.

(2)
Although each of Messrs. Crowe, Press, and Martinez may be deemed a beneficial owner of ordinary shares of PCI beneficially owned by Apollo due to his status as an investment professional with Apollo or a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such shares. The address of Messrs. Crowe, Press, and Martinez is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)
Although Mr. Aron may be deemed a beneficial owner of ordinary shares of PCI beneficially owned by Apollo due to his status as a consultant of Apollo, he disclaims beneficial ownership of any such shares. The address of Mr. Aron is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Includes options to purchase 15,000 ordinary shares of PCI issued to Mr. Aron under the Prestige option plan in connection with his service on the boards of directors of PCI and options to purchase 83,388 ordinary shares of PCI issued to World Leisure Partners, Inc., a corporation owned and controlled by Mr. Aron, under the Prestige option plan, all of which have vested.

(4)	Includes options to purchase 1,216,216 ordinary shares of PCI issued to Mr. Del Rio under the Prestige option plan, which have vested.

(5)	Includes options to purchase 33,000 ordinary shares of PCI issued to Mr. Galbut under the Prestige option plan in connection with his service on the boards of directors of PCI, which have vested.

(6)	Includes options to purchase 15,000 ordinary shares of PCI issued to Mr. Holtz under the Prestige option plan in connection with his service on the boards of directors of PCI, which have vested.

(7)
Includes options to purchase 433,334 ordinary shares of PCI issued to Mr. Kamlani under the Prestige option plan, which have vested. Does not include options to purchase 266,666 ordinary shares of PCI issued to Mr. Kamlani under the Prestige option plan, which have not vested.

(8)
Includes options to purchase 173,333 ordinary shares of PCI issued to Mr. Montague under the Prestige option plan, which have vested. Does not include options to purchase 56,667 ordinary shares of PCI issued to Mr. Montague under the Prestige option plan, which have not vested.

(9)
Includes options to purchase 188,333 ordinary shares of PCI issued to Mr. Binder under the Prestige option plan, which have vested. Does not include options to purchase 6,667 ordinary shares of PCI issued to Mr. Binder under the Prestige option plan, which have not vested.

(10)
Includes options to purchase 194,917 ordinary shares of PCI issued to Mr. Lindsay under the Prestige option plan, which have vested. Does not include options to purchase 15,083 ordinary shares of PCI issued to Mr. Lindsay under the Prestige option plan, which have not vested.

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

Recipients under the Master Services Agreement agree to bear the net costs (equal to the direct costs plus indirect costs and including associated personnel costs) of services received. All invoices that related to activity involving us and one or more of our affiliated companies were directly recorded in each entity upon receipt of the invoice. Therefore, we received no separate cost allocations in 2012 and 2013. In addition to the above, as of December 31, 2013 approximately $1.6 million of related party payables relate to amounts paid on our behalf by an affiliated entity. Additionally, as of December 31, 2012 approximately $1.8 million in related party receivables relate to amounts paid by us on behalf of an affiliated entity.

Credit Card Processing Agreement

Oceania Cruises (Ireland) Limited is a 100%-owned subsidiary of our sister company, Oceania Cruises, Inc., and its principal activity was to process certain credit card transactions on behalf of Oceania Cruises and certain affiliated companies (including Regent Seven Seas), either alone or jointly, with others, or by or through agents, brokers or subcontractors.

During 2011, we changed our credit card processor and, as a result, only a limited amount of credit card transactions were being processed by Oceania Cruises (Ireland) Limited. As of December 31, 2012, fees of $0.1 million were paid to Oceania Cruises (Ireland) Limited. There were no transactions processed in 2013.

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

•	it gives PCI a right of first refusal under certain circumstances in the event that a non-Apollo security holder of PCI proposes to transfer stock of PCI;

•	it gives non-Apollo security holders of PCI preemptive rights to participate equitably in offers to purchase equity securities issued by PCI, pursuant to certain considerations;

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

Director Independence
We are not subject to the listing requirements of the New York Stock Exchange ("NYSE") or the Nasdaq Stock Market. As such, the Board has not made any affirmative determinations regarding material relationships, if any, we have with our administrators. As of December 31, 2013, none of our non-employee administrators qualified as independent directors as defined in Section 303A of the NYSE's Listing Company Manual or Rule 5605 of the Nasdaq Listing Rules

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by PricewaterhouseCoopers LLP for audit services in connection with the consolidated financial statements, reports for fiscal year 2013 and 2012 and for other services during fiscal years 2013 and 2012 were:

(in thousands)	2013	2012
Audit Fees	$921	$634
Audit Related Fees	110	388
Tax Fees	18	20
Total	$1,049	$1,042

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

In selecting PricewaterhouseCoopers as our independent auditors for the fiscal year ending December 31, 2013, the Audit Committee considered whether services other than audit and audit-related services provided by PricewaterhouseCoopers are compatible with the firm’s independence.

The Audit Committee pre-approves all audit and permissible non-audit services provided by PricewaterhouseCoopers, including audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the committee may also pre-approve particular services on a case-by-case basis. The committee has delegated pre-approval authority to its chairman. Under this delegation, the chairman must report any pre-approval decision by him to the committee. The committee pre-approved all such audit, audit-related tax and permissible non-audit services in 2013 and 2012 in accordance with these procedures.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with "Item 8—Financial Statements and Supplementary Data" and are included beginning on page F-1 of this Annual Report on Form 10-K.

(2) Financial Schedules

None

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
Seven Seas Cruises S. DE R.L.
(Registrant)

Date: March 11, 2014	/s/ FRANK J. DEL RIO
Frank J. Del Rio, Chairman and Chief Executive Officer

Date: March 11, 2014	/s/ JASON M. MONTAGUE
Jason M. Montague, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Corporate Charter of Seven Seas Cruises S. DE R.L. (f/k/a Classic Cruises Holdings S. DE R.L.), dated as of November 7, 2007.	S-4	3.1	11/30/2011

4.1	Indenture, dated as of May 19, 2011, by and among Seven Seas Cruises S. DE R.L., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent.	S-4	4.1	11/30/2011

4.2	Form of Exchange Note	S-4	4.2	11/30/2011

4.3	Registration Rights Agreement, dated May 19, 2011, by and among Seven Seas Cruises S. DE R.L., the guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein.	S-4	4.3	11/30/2011

4.4	Intercreditor Agreement, dated as of May 19, 2011, by and among HSBC Bank PLC, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), Seven Seas Cruises S. DE R.L., Mariner LLC, Celtic Pacific (UK) Two Limited, Supplystill Limited, and each subsidiary of Seven Seas Cruises S. DE R.L. that becomes a party thereto.	S-4	4.4	11/30/2011

4.5	Second Lien Collateral Agreement, dated as of May 19, 2011, among Mariner LLC, Celtic Pacific (UK) Two Limited, Supplystill Limited and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB).	S-4	4.5	11/30/2011

10.1	Credit Agreement, dated as of January 31, 2008, among Prestige Cruise Holdings, Inc., Classic Cruises Holdings S. DE R. L., Radisson Seven Seas (France), Celtic Pacific (UK) Two Limited, Supplystill Limited, the subsidiary guarantors named therein, the lenders party therein, HSCB Bank PLC, as administrative agent and collateral agent, and the other parties named therein.	S-4	10.1	11/30/2011

10.2	First Amendment to Credit Agreement, dated as of December 22, 2009, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. de R.L. (f/k/a Classic Cruises Holdings S. de R.L.), Radisson Seven Seas (France), Celtic Pacific (UK) Two Limited, Supplystill Limited, the subsidiary guarantors named therein, the lenders party thereto from time to time, HSBC BANK PLC, as administrative agent and collateral agent, and the other parties named therein.	S-4	10.2	11/30/2011

10.3	First Lien Omnibus Assignment, Assumption and Amendment Agreement, dated as of November 10, 2010, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. de R.L., (f/k/a Classic Cruises Holdings S. de R.L.), Radisson Seven Seas (France) SNC, Mariner, LLC, Celtic Pacific (UK) Two Limited, Supplystill Limited, Regent Seven Seas Cruises UK Limited, Celtic Pacific (UK) Limited, SSC (France) LLC, HSBC BANK PLC, as administrative agent and collateral agent and the other parties named therein.	S-4	10.3	11/30/2011

10.4	First Lien Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 14, 2011, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. de R.L. (f/k/a Classic Cruises Holdings S. de R.L.), Celtic Pacific (UK) Two Limited, Supplystill Limited, Navigator Vessel Company, LLC, Voyager Vessel Company, LLC, Mariner, LLC, Regent Seven Seas Cruises UK Limited, Celtic Pacific (UK) Limited, SSC (France) LLC, HSBC BANK PLC, as administrative agent and collateral agent and the other parties named therein.	S-4	10.4	11/30/2011

10.5	Master Intercompany Services Agreement, dated as of January 31, 2008, among Prestige Cruise Holdings, Inc., Seven Seas Cruises S. DE R.L. (f/k/a Classic Cruises Holdings S. DE R.L.), Oceania Cruises, Inc., Oceania Cruises Ireland LTD, and Prestige Cruises Air Services, Inc.	S-4/A	10.5	3/1/2012

10.6	Amended and Restated Executive Employment Agreement, dated as of July 1, 2009, among Oceania Cruises, Inc., Prestige Cruises International, Inc. and Frank J. Del Rio.	S-4/A	10.6	3/1/2012

10.7	Executive Employment Agreement, dated as of January 1, 2009, between Prestige Cruise Services, LLC and Robin Lindsay.	S-4/A	10.7	3/1/2012

10.8	Executive Employment Agreement, dated as of January 1, 2011, between Prestige Cruise Services, LLC and Jason Montague.	S-4/A	10.8	3/1/2012

10.9	Employment Agreement, dated as of February 1, 2011, among Prestige Cruise Services, LLC, Prestige Cruises International, Inc. and Mark Conroy.	S-4/A	10.9	3/1/2012

10.10	Employment Agreement, dated as of June 17, 2011, among Oceania Cruises, Inc., Prestige Cruise Holdings, Inc. and Kunal Kamlani.	S-4/A	10.10	3/1/2012

10.11	2008 Stock Option Plan of Prestige Cruises International, Inc., adopted as of December 7, 2007.	S-4/A	10.11	3/1/2012

10.12	Form of Incentive Stock Option Agreement of Prestige Cruises International, Inc.	S-4/A	10.12	3/1/2012

10.13	Credit Agreement, dated August 12, 2012, among Classic Cruises, LLC and Classic Cruises II, LLC, Seven Seas Cruises S. DE R.L. and SSC Finance Corp., Deutsche Bank as Administrative Agent and as Collateral Agent, the other parties named therein.	10-Q	10.13	11/8/2012

10.14	Amendment No. 1 to Credit Agreement, dated February 1, 2013, among Classic Cruises, LLC, Classic Cruises II, LLC, Seven Seas Cruises S. DE R.L., SSC Finance Corp., Deutsche Bank AG, as Administrative Agent and as Collateral Agent and the other parties named therein.	10-K	10.14	3/8/2013

10.15	Separation Agreement, dated as of November 9, 2012, between Prestige Cruise Services, LLC and Mark Conroy.	10-K	10.15	3/8/2013

10.16	Independent Contractor Agreement, dated as of November 9, 2012, between Prestige Cruise Services, LLC and Mark Conroy.	10-K	10.16	3/8/2013

10.17	Amendment to Executive Employment Agreement, dated as of March 22, 2013, between Prestige Cruise Services, LLC and Frank J. Del Rio	10-Q	10.1	5/10/2013

10.18	Shipbuilding Contract, dated as June 5, 2013, between Explorer New Build, LLC and Fincantieri- Cantieri Navali Italiani, S.p.A	10-Q/A	10.2	2/3/2014

10.19	Loan Agreement, dated as of July 31, 2013, among Explorer New Build, LLC, as Borrower, the banks and financial institutions party thereto, as Lenders, Credit Agricole corporate and Investment Bank, Societe Generale, HSBC Bank plc and KFW IPEX-Bank GmbH as Joint Mandated Leas Arrangers and Credit Agricole	10-Q	10.2	11/8/2013

10.20	Executive Employment Agreements, dated January 1, 2013 between Prestige Cruise Services , LLC and Jason Montague	10-K	10.20	3/11/2014	X

10.21	Executive Employment Agreements, dated January 1, 2013 between Prestige Cruise Services , LLC and Robert J. Binder	10-K	10.21	3/11/2014	X

21.1	List of Subsidiaries	10-K	21.1	3/11/2014	X

Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

XBRL Documents
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Taxonomy Schema *	X
101.CAL	XBRL Taxonomy Calculation Linkbase *	X
101.DEF	XBRL Taxonomy Definition Linkbase *	X
101.LAB	XBRL Taxonomy Label Linkbasev *	X
101.PRE	XBRL Taxonomy Presentation Linkbase *	X
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

SEVVEN SEAS CRUISES S. DE R.L.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Members of
Seven Seas Cruises S. DE R.L. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, members' equity and cash flows present fairly, in all material respects, the financial position of Seven Seas Cruises S. DE R.L. and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 11, 2014

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$138,526	$99,857
Restricted cash	367	—
Trade and other receivables, net	7,706	7,279
Related party receivables	—	1,798
Inventories	7,352	6,572
Prepaid expenses	21,266	17,828
Other current assets	3,007	2,692
Total current assets	178,224	136,026
Property and equipment, net	651,286	637,324
Goodwill	404,858	404,858
Intangible assets, net	81,324	83,556
Other long-term assets	36,776	32,950
Total assets	$1,352,468	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$5,798	$4,483
Related party payables	1,560	131
Accrued expenses	48,154	43,733
Passenger deposits	194,173	169,463
Derivative liabilities	—	278
Current portion of long-term debt	2,679	—
Total current liabilities	252,364	218,088
Long-term debt	516,833	518,358
Other long-term liabilities	8,896	9,635
Total liabilities	778,093	746,081
Commitments and contingencies
Members' equity
Contributed capital	564,830	564,372
Retained earnings (deficit)	6,843	(15,739)
Accumulated other comprehensive income	2,702	—
Total members' equity	574,375	548,633
Total liabilities and members' equity	$1,352,468	$1,294,714

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Revenue
Passenger ticket	$494,145	$477,606	$437,582
Onboard and other	51,675	51,529	48,313
Total revenue	545,820	529,135	485,895

Cruise operating expense
Commissions, transportation and other	178,494	185,446	150,580
Onboard and other	13,944	12,811	12,035
Payroll, related and food	79,501	78,150	73,098
Fuel	40,752	42,573	40,592
Other ship operating	42,565	43,707	38,524
Other	10,280	9,153	14,044
Total cruise operating expense	365,536	371,840	328,873
Other operating expense
Selling and administrative	79,054	75,061	72,279
Depreciation and amortization	36,840	40,624	39,222
Total operating expense	481,430	487,525	440,374
Operating income	64,390	41,610	45,521

Non-operating income (expense)
Interest income	291	434	222
Interest expense	(38,400)	(36,287)	(31,497)
Other income (expense)	(3,738)	(2,674)	(2,928)
Total non-operating expense	(41,847)	(38,527)	(34,203)
Income before income taxes	22,543	3,083	11,318
Income tax benefit (expense)	39	(95)	139
Net income	22,582	2,988	11,457

Other comprehensive income:
Gain on change in derivative fair value	2,702	—	2,814
Total comprehensive income	$25,284	$2,988	$14,271

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(in thousands)

	Contributed capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total members' equity
Balances at December 31, 2010	$562,566	$(30,184)	$(2,814)	$529,568
Net income	—	11,457	—	11,457
Gain related to changes in derivative fair value	—	—	2,814	2,814
Stock-based compensation	799	—	—	799
Balances at December 31, 2011	563,365	(18,727)	—	544,638
Net income	—	2,988	—	2,988
Stock-based compensation	1,007	—	—	1,007
Balances at December 31, 2012	564,372	(15,739)	—	548,633
Net income	—	22,582	—	22,582
Gain related to changes in derivative fair value	—	—	2,702	2,702
Stock-based compensation	706	—	—	706
PCI offering costs	(248)	—	—	(248)
Balances at December 31, 2013	$564,830	$6,843	$2,702	$574,375

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$22,582	$2,988	$11,457
Adjustments:
Depreciation and amortization	36,840	40,624	39,222
Amortization of deferred financing costs	2,048	2,803	3,456
Accretion of debt discount	684	510	424
Stock-based compensation	706	1,007	799
Change in fair value of derivative contracts	413	(907)	732
Loss on disposals of property and equipment	146	303	1,174
Loss on early extinguishment of debt	—	4,487	7,502
Write-off of deferred financing costs and debt discount	2,500	—	—
Prepayment penalty excluded from loss on early extinguishment of debt	(2,093)	—	—
Other, net	(205)	(190)	(115)
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,371	(15)	5,520
Prepaid expenses and other current assets	(2,931)	1,350	(5,861)
Inventories	(780)	(1,440)	(2,796)
Accounts payable and accrued expenses	2,772	1,817	1,878
Passenger deposits	23,219	8,540	12,286
Net cash provided by operating activities	87,272	61,877	75,678
Cash flows from investing activities
Purchases of property and equipment	(44,456)	(21,679)	(31,017)
Change in restricted cash	7,571	512	(16,668)
Acquisition of intangible assets	(202)	—	(4,443)
Net cash used in investing activities	(37,087)	(21,167)	(52,128)
Cash flows from financing activities
Repayment of long-term debt	—	(297,250)	(208,286)
Net proceeds from the issuance of debt	—	297,000	225,000
Debt related costs	(9,298)	(7,326)	(8,786)
Payments on other financing obligations	(2,000)	(2,000)	—
PCI offering costs	(133)	—	—
Net cash (used in) provided by financing activities	(11,431)	(9,576)	7,928
Effect of exchange rate changes on cash and cash equivalents	(85)	103	(116)
Net increase in cash and cash equivalents	38,669	31,237	31,362
Cash and cash equivalents
Beginning of period	99,857	68,620	37,258
End of period	$138,526	$99,857	$68,620

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

Basis for Preparation of Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of SSC and its 100%-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America. All inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, accrued liabilities, intangible assets, goodwill, derivatives, and stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

As of December 31, 2013 and 2012, restricted cash totaled $12.7 million and $20.2 million, respectively, of which $0.4 million and $0.0 million, respectively, is included in current assets and is related to previous agreements with our credit card service provider that required us to escrow a certain amount of passenger deposits. The December 31, 2013 balance includes $12.3 million, classified within other long term assets, related to required collateral for credit card processing agreements. The December 31, 2012 balance includes $20.2 million classified within other long-term assets, related to required collateral to secure obligations under the Federal Maritime Commission (“FMC”), credit card processing agreements and surety bonds for our sales office located in the United Kingdom.

As of December 31, 2013 and 2012, we had outstanding and undrawn letters of credit of $12.0 million and $20.0 million, respectively. These agreements are collateralized by the restricted cash and automatically renew each year.

Trade and Other Accounts Receivable

As of December 31, 2013 and 2012, trade accounts receivable primarily consisted of $2.9 million and $4.2 million, respectively, for processed credit card transactions in transit and $3.7 million and $2.1 million, respectively, primarily for onboard receivables from concessionaires, passengers and other trade receivables. As of December 31, 2013 and 2012, we had a bad debt allowance of $0.0 million and $0.1 million, respectively.

As of December 31, 2013 and 2012, other accounts receivable was $1.1 million and $1.0 million, respectively.

Inventories

Inventories consist of hotel consumables, medical supplies, deck and engine supplies, and fuel and oil on-board the ships and are carried at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property and Equipment

As of January 1, 2013, we changed our estimate for all our ships' projected residual values. The change was triggered by recent sales information we obtained for luxury cruise ships that occurred during the first quarter of fiscal 2013. Our analysis incorporated this new information in conjunction with other comparable sales data which included a review of anticipated technological changes, long-term cruise and vacation market conditions and replacement costs of similarly built vessels. As a result, we increased each ship's projected residual value from 15% to 30%. The change in estimate has been applied prospectively as of January 1, 2013. The effect of the change on both operating income and net income for the year ended December 31, 2013 is approximately $5.3 million of reduced depreciation expense. We periodically review and evaluate these estimates and judgments based on historical experiences and new factors and circumstances. As part of our ongoing reviews, our estimates may change in the future. If such a change is necessary, depreciation expense could be materially higher or lower.

Property and equipment are stated at cost less accumulated depreciation. Improvement costs that add value to our ships are capitalized as additions to the ship and depreciated over the lesser of the ships’ remaining service lives or the improvements’ estimated useful lives. The remaining estimated cost and accumulated depreciation (i.e. book value) of replaced or refurbished ship components are written off and any resulting losses are recognized in the consolidated statements of income and comprehensive income.

Depreciation of the ships is computed net of projected residual values of 30% using the straight-line method over their original estimated service lives of 30 years. Depreciation of property and equipment not associated with the ships is computed using the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Improvement costs that add value to the ships and have a useful life greater than one year are capitalized as additions to the ships and depreciated over the lesser of the ships' remaining service lives or the improvements' estimated life. Spare parts for the ships are classified as property and equipment in the consolidated balance sheets. Property under capital lease is initially recorded at the lower of the present value of minimum lease payments or fair value. Depreciation expense attributed to property under capital leases is included within depreciation and amortization expense in the consolidated statements of income and comprehensive income .

Drydock costs are scheduled maintenance activities that require the ships to be taken out of service and are expensed as incurred. Drydocks are required to maintain each vessel’s Class certification and are necessary for our ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Typical drydock costs include drydock fees and wharfage services provided by the drydock facility, hull inspection and certification related activities, external hull cleaning and painting below the waterline including pressure cleaning and scraping, additional below the waterline work such as maintenance and repairs on propellers and replacement of seals, cleaning and maintenance on holding tanks and sanitary discharge systems, related outside contractor services including travel and related expenses and freight and logistics costs related to drydock activities. Repair and maintenance activities are charged to expense as incurred.

Debt Issuance Costs

Debt issuance costs, primarily loan origination and related fees, are deferred and amortized over the term of the related debt. During 2013 and 2012, we recorded $3.1 million and $6.8 million,respectively, in debt issuance costs related to the amendment and refinancing of our first lien credit facility. Deferred debt issuance costs are amortized to income using the effective interest method and are included net of amortization within other current assets and other assets in the accompanying consolidated balance sheets. During 2013 we also recorded $11.2 million of debt issuance costs related to the Seven Seas

Explorer newbuild that will not be amortized until there is a drawdown on the facility which coincides with the delivery of the new ship which is expected to occur in 2016.

During 2013 and 2012, we wrote off $1.7 million and $4.4 million, respectively in previously recorded deferred financing costs in connection with the refinancing of our first lien credit facility. Approximately $6.1 million of previously recorded deferred financing costs were written off in 2011 in connection with the payment of the outstanding second lien term loan. These costs are included in other income (expense) in the consolidated statements of income and comprehensive income.See Note 5. Debt in the accompanying notes to consolidated financial statements.

Amortization expenses related to deferred debt issuance costs totaled $2.0 million, $2.8 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in interest expense in the consolidated statements of income and comprehensive income.

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

The impairment review for goodwill allows us to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. We would perform the two-step test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to step one of the quantitative test. The impairment review for goodwill consists of a two-step process of first determining the estimated fair value of the Reporting Unit and comparing it to the carrying value of the net assets allocated to the Reporting Unit. If the estimated fair value of the Reporting Unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the estimated fair value of the Reporting Unit is less than the carrying value of its net assets, the implied fair value of the Reporting Unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Identifiable Intangible Assets

We have acquired certain intangible assets of which value has been assigned to them based on our estimates. Intangible assets that have an indefinite life are not amortized, but are subject to an annual impairment test, or more frequently, when events or circumstances change.

The impairment review for intangible assets also allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative intangible assets impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the intangible assets are impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The indefinite-life intangible asset quantitative impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives or based on the assets pattern of cash flows. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market and operational factors.

Derivatives and Hedging Activities

We enter into various hedge contracts to manage and limit our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. We record our derivatives as assets and liabilities and recognize these hedges at estimated fair market value. If the derivative does not qualify as a hedge under these guidelines or is not designated as a hedge, changes in the fair market value of the derivative are recognized in other income (expense) in the consolidated statements of income and comprehensive income.

We designate at inception those derivatives which qualify for hedge accounting. Derivative instruments that hedge the variability of cash flows related to forecast transactions are designated as cash flow hedges. For these derivatives, the effective portion of the changes in the fair market value of the hedges are recognized as a component of accumulated other comprehensive income (loss) in the members’ equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the forecast transaction when it is settled. Any ineffective portion of the changes in the fair market value of the hedge is recognized as a component of other income (expense) in the consolidated statements of income and comprehensive income.

Cash flows for the hedging instruments are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flow subsequent to the date of discontinuance will be classified consistent with the nature of the instrument. To qualify for hedge accounting, the hedging relationship between the derivative instrument and hedged item must be highly effective over a period of time in achieving the offset of changes in cash flows attributable to the hedged item at the inception date. On an ongoing basis, we assess whether the derivative used in the hedge transaction is highly effective in offsetting changes in the cash flows of the hedged item. If it is determined that a derivative is no longer highly effective, the change in fair value of the derivative is recognized in earnings immediately and reported in other income (expense) in the consolidated statements of income and comprehensive income.

Revenue and Expense Recognition

Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits and certain included passenger shipboard event costs. Also included is gross revenue for air and related ground transportation.

Onboard and Other Revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Concessionary fees are recognized based on the contractual terms of the various concession agreements. Also, included in Onboard and Other Revenue are gross revenues from pre-and post-cruise hotel accommodations, shore excursions, land packages and related ground transportation.

Certain of our sales include free unlimited shore excursions (“FUSE”) or a free hotel stay which have no revenues attributable to them. The costs for FUSE and free hotel stays are included in commissions, transportation and other expenses in the consolidated statements of operations.

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

Other ship operating expense includes port, deck and engine, certain entertainment-related expenses and hotel consumables expenses. Other expense consists primarily of drydock, charter hire and ship insurance costs.

During 2012, we received insurance proceeds for repairs to one of our ships. In connection with this incident, approximately $0.7 million of insurance recoverables were netted against related costs recorded in other ship operating expenses. There were no revenues in 2013 or 2012 related to this incident as the losses exceeded the insurance recoverable.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and administrative expense in the consolidated statements of operations. Advertising expense totaled $28.1 million, $23.0 million and $22.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds its fair value. During 2013, 2012 and 2011 there were no impairment charges recorded on our long-lived assets.

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

For liability classified awards, we remeasure the fair value of the options at each reporting period until the award is settled. We estimate expected forfeitures when calculating compensation cost. If the actual forfeitures that occur are significantly different from the estimate, then we revise our estimates.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year's presentation.

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

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. It requires an entity to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Entities must also cross-reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. This standard was effective beginning January 1, 2013. See "Note 8. Accumulated Other Comprehensive Income" in the accompanying notes to the consolidated financial statements.

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

Note 3.    Property and Equipment, net

Property and equipment consists of the following:

(in thousands)	As of December 31,
	2013	2012
Ships	$823,195	$781,960
Furniture, equipment, and other	11,645	8,181
Less: Accumulated depreciation and amortization	(183,554)	(152,817)
Property and equipment, net	$651,286	$637,324

For the year ended December 31, 2013, there were approximately $48.1 million of capitalized additions including a progress payment for the Seven Seas Explorer newbuild of $22.0 million and ship improvements and refurbishments completed on the existing fleet. During 2012, there were approximately $21.7 million of capital additions including ship improvements and refurbishments completed on the existing fleet. For the years ended December 31, 2013, 2012, and 2011, approximately $0.1 million, $0.3 million (net of insurance reimbursements of $0.2 million) and $1.2 million, respectively, of property and equipment, net, were written-off as disposals.

Depreciation expense on assets in service was $34.0 million, $37.6 million, and $36.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Repair and maintenance expenses, excluding drydock expenses, were $13.3 million, $12.0 million, and $9.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are recorded in other ship operating expenses on the consolidated statements of operations. Drydock expenses, recorded in other expenses on the consolidated statement of operations were $5.1 million, $4.0 million, and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unamortized computer software costs totaled $1.0 million and $0.7 million as of December 31, 2013 and 2012, respectively.
Note 4.  Goodwill and Identifiable Intangible Assets

Goodwill

In 2013 and 2012, we completed our annual goodwill impairment test and determined there was no impairment. We performed our annual impairment testing as of September 30th. We elected not to perform a qualitative assessment and instead performed the two-step quantitative goodwill impairment test. Based on the discounted cash flow model, we determined that the fair value of the reporting unit exceeded the carrying value and is therefore not impaired. The principal assumptions used in our cash flow model related to forecasting future operating results, includes discount rate, net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies and terminal values, which are all considered level 3 inputs. Cash flows were calculated using our 2013 projected operating results as a base. To that base we added projected future years' cash flows, considering the macro-economic factors and internal occupancy level projections, cost structure and other variables. We discounted the projected future years' cash flows using a rate equivalent to weighted-average cost of capital for comparable public-traded companies.

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

Identifiable Intangible Assets

Specific to the Regent Seven Seas Transaction in 2008, we recorded identifiable intangible assets consisting of trade names and customer relationships. The trade names acquired in this transaction, “Seven Seas Cruises” and “Luxury Goes Exploring,” were determined to have indefinite lives.

In 2011, we amended our agreement with Regent Hospitality Worldwide, which granted us exclusive and perpetual licensing rights to use the “Regent” trade name and trademarks ("Regent licensing rights") in conjunction with cruises, subject to the terms and conditions stated in the agreement. The original 10 year license agreement to use the “Regent” trade name and trademarks was originally accounted for as an operating lease and is exclusive from the acquired trade names of “Seven Seas Cruises” and “Luxury Goes Exploring.”

The Regent licensing rights required an immediate payment of $5.1 million and deferred payments of $4.0 million over 2 years. The immediate payment of $5.1 million included payment for accrued royalty fees under the previous agreement. The payment was applied first to the liability for previously owed royalty fees with the remainder applied to the intangible asset and legal fees for $4.5 million. The $4.0 million deferred payments have been recorded net of a discount of $0.6 million relating to the present value of the deferred payments associated with the amended license agreement and were being accreted through February 2013. The resulting $7.9 million intangible asset is being amortized over an estimated useful life of 40 years. The amendment and subsequent capitalization of the Regent licensing rights had no impact on the acquired trade names as part of the Regent Seven Seas Transaction, as both transactions were separate and unrelated. The outstanding balance of $2.0 million was paid in February 2013. The liability was recorded in accrued expenses in the accompanying consolidated balance sheets.

On January 30, 2013, our former President stepped down from his role and became a consultant to us. We entered into a separation agreement and an independent contractor agreement ("Agreements") with our former President. Severance of $0.7 million was paid for the year ended December 31, 2012, pursuant to his then-existing employment agreement. The Agreements have terms of 24 months and have been treated as an intangible asset. At inception, the non-compete clause within the Agreements was valued at $0.6 million and represents an intangible asset in accordance with ASC 350 - Intangibles. The intangible asset has a finite useful life and is being amortized over the term of the Agreements.

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

We elected not to perform a qualitative assessment and instead performed the annual quantitative impairment test of our trade names as of September 30th using the relief-from-royalty method. The royalty rate used is based on comparable royalty agreements in the tourism and hospitality industry, which was applied to the projected revenue to estimate the royalty savings and discounted to derive the fair value at September 30th. The discount rate used was the same rate used in our goodwill impairment test. Based on the discounted cash flow model, we determined the fair value of our trade names exceeded their carrying value and are therefore not impaired. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties that require significant judgments when developing assumptions of expected revenues, operating costs, selling and administrative expenses, capital expenditures and future impact of competitive forces. It is reasonably possible that changes in our assumptions and projected operating results used in our cash flow model could lead to an impairment of our trade name.

As of December 31, 2013 and 2012, the net balance of identifiable intangible assets was $81.3 million and $83.6 million, respectively.

The following tables provide information on the gross carrying amounts, accumulated amortization, and net balances of these identifiable intangible assets as of December 31, 2013 and 2012:

(in thousands)	2013
	Gross Carrying Amount	Accumulated Amortization	Net
Regent licensing rights	$7,892	$(559)	$7,333
Customer relationships	14,205	(14,007)	198
Non-compete agreement	615	(282)	333
	22,712	(14,848)	7,864
Intangible assets not subject to amortization:
Trade names	73,460	—	73,460
	$96,172	$(14,848)	$81,324

(in thousands)	2012
	Gross Carrying Amount	Accumulated Amortization	Net
Regent licensing rights	$7,892	$(361)	$7,531
Customer relationships	14,205	(11,640)	2,565
	22,097	(12,001)	10,096
Intangible assets not subject to amortization:
Trade names	73,460	—	73,460
	$95,557	$(12,001)	$83,556

Intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.6 million, and $2.5 million, respectively.

The following table provides information about the future estimated amortization expense or the identifiable intangible assets as of December 31, 2013 for each of the next five years:

(in thousands)
Year
2014	$703
2015	223
2016	197
2017	197
2018	197
$1,517

Note 5.    Debt

Debt consists of the following:

	December 31,
(in thousands)	2013	2012
$300 million term loan, 4.75% and 6.25% for 2013 and 2012, respectively, due through 2018	$296,250	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	521,250	521,250
Less: Original issue discount	(1,738)	(2,892)
Less: Current portion of long-term debt and discount	(2,679)	—
Long-term portion	$516,833	$518,358

Term Loans

In August 2012, we terminated our previously existing $465.0 million credit facility, consisting of both a $425.0 million term loan and a $40.0 million revolving credit facility, with a syndicate of financial institutions. We repaid the outstanding term loan balance of $293.5 million, accrued interest of $1.0 million and third party fees of $0.1 million. We also wrote off approximately $4.4 million of previously recorded deferred financing costs associated with the terminated credit facility. The repayment of the debt met the liability derecognition criteria in ASC Topic 405, Extinguishment of Liabilities, and as such, a loss of $4.5 million on early extinguishment of debt was recorded and is included in other income (expense) in our consolidated statements of income and comprehensive income and within operating activities in our consolidated statements of cash flows.

Concurrent with the termination of the first lien credit facility, we entered into a $340.0 million credit agreement consisting of a $300.0 million term loan and a $40.0 million revolving credit facility with a unrelated syndicate of financial institutions. Borrowings under the term loan and revolving credit facility bear interest at LIBOR with a floor of 1.25%, and an applicable margin of either 4.75% or 5.0% based on the Total Senior Secured Bank Leverage Ratio (as defined in the credit agreement). The margin was 5.0%. The term loan requires quarterly payments of principal equal to $0.75 million beginning in December 2012, with the remaining unpaid amount due and payable at maturity. Borrowings under the term loan are repayable in whole or in part at any time without penalty, but are subject to a prepayment premium in the event of a refinancing of the term loan within twelve months. The term loan matures on December 21, 2018, at which time all outstanding amounts under the term loan will be due and payable. In addition, we are required to pay a quarterly commitment fee of either 0.375% or 0.5%, based on a loan-to-value ratio, upon the aggregate unused and uncanceled commitments under the revolving credit facility. Our current commitment fee is 0.5%. The revolving credit facility matures on August 21, 2017, at which time all outstanding amounts under the revolving credit facility will be due and payable. The proceeds from the credit agreement were used to repay the first lien term loan, as discussed above.

The $340.0 million credit agreement included an original issue debt discount of $3.0 million. This amount is recorded as a reduction to the gross debt and is being accreted over the agreement term using the effective interest method. We have presented the debt, net of the original debt discount in our consolidated balance sheets. The discount is not considered an asset separable from the debt and we have allocated the discount between current and long-term debt. Additionally, we recorded $6.8 million in debt issuance costs. Deferred debt issuance costs are amortized to income using the effective interest method and are included net of amortization within other current assets and other assets in the accompanying consolidated balance sheets.

In February 2013, we amended our previously existing $340.0 million credit agreement, consisting of a $300.0 million term loan and $40.0 million revolving credit facility. Interest on our term loan is calculated based upon LIBOR, with a floor of 1.25%, plus an applicable margin. In conjunction with this amendment, the applicable margin on the outstanding balance of $296.3 million was repriced to 3.5% from either 4.75% or 5.0% based on a leverage ratio in the original term loan. Borrowings under the amended term loan are prepayable in whole or in part at any time without penalty, but are subject to a prepayment premium in the event of a refinancing of the term loan within twelve months of the amendment. We paid $3.7 million of accrued interest, $3.0 million for a prepayment penalty, $1.3 million in arranger fees and $0.2 million in legal fees in connection with the amendment. There was no change to the terms of the revolving credit facility or the maturity date of the term loan. There was also no impact on financial covenants, liquidity or debt capacity.

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the repricing resulted in an extinguishment of debt for certain creditors whose balances were entirely repaid. This repricing resulted in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $4.5 million in fees, $3.2 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. New fees, previously existing deferred financing costs and debt discount of $1.2 million, $1.7 million and $0.8 million, respectively, allocated to the extinguishment were included in the calculation of gain or loss on early extinguishment of debt, which resulted in a loss of $3.7 million and was recorded within other income (expense) in the consolidated statement of income and comprehensive income for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the total undrawn amount available under the revolving credit facility was $40.0 million.

Senior Secured Notes

In May 2011, we issued $225.0 million of senior secured notes (the “Notes”) at a rate of 9.125% through a private placement with registration rights. The Notes are due on May 15, 2019, with interest payments due semi-annually beginning in November 2011. The net proceeds from the Notes after the initial purchasers’ discount and estimated fees and expenses of $7.4 million, were approximately $217.6 million. We used $140.7 million of the proceeds from the offering to repay the second lien term loan, $29.0 million to pay down our first lien term loan and the remainder as unrestricted cash. We registered the Notes with the U.S. Securities and Exchange Commission (“SEC”) in May 2012. We have the ability to redeem the Notes prior to the due date. See "Note 16. Condensed Consolidating Financial Information" in the accompanying notes to the consolidated financial statements.

Newbuild Financing

Effective July 2013, we entered into a definitive contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named the Seven Seas Explorer. Under the terms of the contract, we will pay €343.0 million or approximately $471.3 million (calculated on the applicable exchange rate at December 31, 2013) to Fincantieri for the new vessel. During July 2013, we made a payment of approximately $22.0 million to Fincantieri for the initial installment payment for Seven Seas Explorer.

On July 31, 2013, we entered into a loan agreement providing for borrowings of up to approximately $440.0 million with a syndicate of financial institutions to finance 80% of the construction contract of Seven Seas Explorer, the settlement of related euro foreign currency hedges and the export credit agency fee. The twelve year fully amortizing loan requires semi-annual principal and interest payments commencing six months following the draw-down date. Borrowings under this loan agreement will bear interest, at our election, at either (i) a fixed rate of 3.43% per year, or (ii) six month LIBOR plus 2.8% per year. We are required to pay various fees to the lenders under this loan agreement, including a commitment fee of 1.1% per year on the undrawn maximum loan amount payable semi-annually. Guarantees under this loan agreement are provided by us and PCH. The newbuild loan facility is 95% guaranteed to the lenders by Servizi Assicurativi del Commercio Estero ("SACE"), the official export credit agency of Italy. As of December 31, 2013, the total undrawn amount available under the loan agreement was approximately $440.0 million.

The following schedule represents the maturities of long-term debt (in thousands):

For the year ending December 31,
2014	$3,000
2015	3,000
2016	3,000
2017	3,000
2018	284,250
Thereafter	225,000
Total	$521,250

Interest expense on third-party debt, including interest rate swaps, was $35.4 million, $32.1 million and $26.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Debt Covenants

Our credit agreements contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility if drawn) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, issue preferred stock, pay dividends on or make distributions with respect to our capital stock, restrict certain transactions with affiliates, and sell certain key assets, principally our ships.

The loan-to-value ratio is calculated by dividing the indebtedness outstanding under the senior secured credit facility by the aggregate amount of the most recent vessel valuations. The interest coverage ratio is calculated by dividing the trailing four consecutive fiscal quarters' EBITDA, as defined in the credit agreement, by cash interest expense for such period.

The newbuild loan facility contains financial covenants, including requirements that we maintain a minimum liquidity balance and for PCH to maintain a maximum debt to EBITDA ratio, a minimum EBITDA to debt service ratio and a maximum total debt to adjusted equity ratio on the last day of the calendar year. EBITDA , as defined in the loan agreement, includes certain adjustments for the purposes of calculating the ratio. PCH is a guarantor of this facility. As of December 31, 2013, we are in compliance with all financial covenants.

All debt is collateralized by our ships. We believe our cash on hand, expected future operating cash inflows, additional borrowings under our existing credit facility and our ability to issue debt securities or raise additional equity, including capital contributions, will be sufficient to fund operations, debt payment requirements and capital expenditures, and to maintain compliance with covenants in accordance with the agreements governing our indebtedness over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. During 2008, we entered into an interest rate swap agreement with a notional amount of $400.0 million to limit the interest rate exposure related to our long-term debt. This interest rate swap, which matured on February 14, 2011, was designated as a cash flow hedge and the change in fair value of the effective portion of the interest rate swap was recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. There were no interest rate swaps outstanding as of December 31, 2013 and 2012.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange rate risks relates to our Euro denominated installment payments to our newbuild ship contract, vessel drydock and other operational expenses. We have entered into foreign currency swaps to limit the exposure to movements in foreign currency exchange rates.

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount €274.4 million ($377.1 million at December 31, 2013) to limit our exposure to foreign currency exchange rates for Euro denominated payments related to the ship construction contract for the Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature June 2016. The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. There was no ineffectiveness recorded as of December 31, 2013. Ineffective portions of the future changes in fair value of the instrument will be recognized in other income(expense) in the statement of income and other comprehensive income.

During 2012, we entered into foreign currency swaps with an aggregate notional amount of €1.8 million ($2.3 million at December 31, 2012) to limit the exposure to foreign currency exchange rates for Euro denominated payments related to vessel drydock and other operational expenses. These foreign currency swaps did not qualify for hedge accounting; therefore, the changes in fair values of these foreign currency derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. There were no outstanding foreign currency swap agreements as of December 31, 2012.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2013, we have hedged the variability in future cash flows for estimated fuel consumption requirements occurring through 2015.

As of December 31, 2013 and 2012, we entered into the following fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2013	As of December 31, 2012
	(in barrels)
2013	—	207,975
2014	188,850	108,750
2015	37,500	—

	Fuel Swap Agreements
	As of December 31, 2013	As of December 31, 2012
	(% hedged - estimated consumption)
2013	—%	56%
2014	51%	29%
2015	10%	—%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million, on any business day. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At December 31, 2013, the fair market value of our derivative liability related to this counterparty was $0.0 million, as there were no outstanding fuel swaps with this counterparty at SSC. As of December 31, 2013 and 2012, we were not required to post any collateral for our fuel derivative instruments as the exposure at our parent company level did not exceed $3.0 million.

At December 31, 2013 and 2012, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2013	December 31, 2012

Fuel hedges	Other current assets	$813	$747
Fuel hedges	Other long-term assets	58	816
Foreign currency collar	Other long-term assets	2,702	—
	Total Derivatives Assets	$3,573	$1,563

Fuel hedges	Current liabilities - Derivative liabilities	$—	$278
	Total Derivatives Liabilities	$—	$278

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the year ended December 31, 2013 was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	$2,702	Depreciation and amortization expense	$—	N/A	—
Total	$2,702		$—		$—

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements as of December 31, 2012.

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the year ended December 31, 2011 was:

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

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 was:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		For the Years Ended December 31,
(in thousands)		2013	2012	2011

Foreign currency swaps	Other income (expense)	$—	$(26)	$(112)
Fuel hedges	Other income (expense)	16	2,106	4,505
Total		$16	$2,080	$4,393

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

Fair Value of Financial Instruments

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value as of December 31,		Fair Value as of December 31,
		2013	2012	2013	2012
Long-term bank debt	(a)	$291,833	$293,358	$292,618	$321,972
Senior secured notes		225,000	225,000	249,188	239,063
Total		$516,833	$518,358	$541,806	$561,035

(a) The carrying value is net of $1.7 million and $2.9 million of original issue discount as of December 31, 2013 and 2012, respectively.

Long-term bank debt: Level 2 inputs were used to calculate the fair value of our long-term bank debt which was estimated using the present value of expected future cash flows which incorporates our risk profile. The valuation also takes into account debt maturity and interest rate based on the contract terms.

Senior secured notes: Level 1 inputs were used to calculate the fair value of our senior secured notes which was estimated using quoted market prices.

Other financial instruments: due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values. We consider these inputs to be Level 1 as all are observable and require no judgment for valuation.

The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of December 31, 2013				As of December 31, 2012
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$3,573	$—	$3,573	$—	$1,563	$—	$1,563	$—
Total Assets		$3,573	$—	$3,573	$—	$1,563	$—	$1,563	$—
Liabilities
Derivative financial instruments		$—	$—	$—	$—	$278	$—	$278	$—
Total liabilities		$—	$—	$—	$—	$278	$—	$278	$—

(a) As of December 31, 2013, derivative financial instruments assets of $0.8 million and $2.8 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2012, $0.7 million was classified as other current assets and $0.8 million was classified as other long-term assets, respectively in the consolidated balance sheets.

Our derivative financial instruments consist of fuel hedge swaps and a foreign currency exchange collar. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the contract terms, such as maturity, and inputs, such as forward fuel prices, forward exchange rates discount rates, creditworthiness of the counter-party and us, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.

Non-recurring Measurements of Non-financial Assets

Goodwill and indefinite-lived intangible assets not subject to amortization are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered. For goodwill, if the carrying amount of the reporting unit exceeds the estimated discounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the reporting unit to its estimated fair value. For indefinite-lived intangible assets if the carrying amount of the asset exceeds the estimated discounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value.

Other long-lived assets, such as our ships, are reviewed for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. If the carrying amount exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing its carrying amount to its estimated fair value. The estimation of fair value measured by undiscounted or discounted expected future cash flows would be considered Level 3 inputs.

Note 7.  Share-Based Employee Compensation

In 2008, PCI adopted the 2008 Stock Option Plan (“Plan”) whereby its board of directors may grant stock options to officers, key employees, consultants and directors. The Plan authorized grants of options of up to 4,720,000 shares of common stock for 2013 and 2012 and 4,500,000 shares of common stock for 2011. Options granted primarily vest proportionally over 3 years, 50% based on performance conditions and 50% based on employee service conditions. The contractual term of options granted during the years ended December 31, 2013 and 2012 is 8 years.

During February 2013 and April 2012, the President and Chief Operating Officer of PCH was granted 100,000 and 600,000 options, respectively, to purchase PCI shares according to his employment contract. These options are time based and vest over 3 years on his employment anniversary date. The contractual term of these options is 8 years. Total compensation expense for these options was calculated at the PCI level. The fair value was estimated on the grant date using the Black-Scholes model which includes the fair value of PCI common stock determined at the approximate grant date. The estimated fair value of these stock options, totaled $0.3 million in 2013 and $1.4 million in 2012 and is amortized over the vesting period using the graded-vesting method. As the President and Chief Operating Officer of PCH provides services to both us and Oceania Cruises, Inc., our sister company, the related compensation costs are allocated on an agreed percentage. The allocated compensation expense was approximately $0.3 million and $0.8 million for the year ended December 31, 2013 and 2012, respectively.

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

During June 2009, a special award of 1,000,000 options with a grant date fair value of $3.4 million was granted to our Chief Executive Officer and Chairman of the Board. Our portion of the allocated expense was approximately $1.7 million. These options fully vested during June 2013. The vest period was over 4 years with 50% vesting after the first 24 months, 25% after 36 months and 25% after 48 months. The contractual term of the special award options is 8 years.

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

For the income approach, we used the discounted cash flow model to calculate the value of PCI’s total invested capital (debt and equity). An estimated cash flow growth rate was determined to reflect our estimate of PCI’s long-term prospects, to which we further applied a discount rate ranging from 12.5% to 14.3% in 2013, 2012 and 2011.

In order to compute PCI’s discount rate for the cash flow model, a PCI-specific weighted-average cost of capital (“WACC”) was determined. PCI’s WACC is based on its capital structure consisting of both equity and debt. PCI’s debt-to-capital ratio is projected to be 50% based on the expected long-term capital structure. The WACC was therefore weighted evenly between the cost of capital for debt and equity. The cost of debt capital was determined by considering a range of market rates for S&P B and BBB rated corporate bonds with similar terms. The remaining component of WACC, the cost of equity, is based on:

(1)	Risk-free rate of return—The risk-free rate is based on the yield of a 20-year treasury bond (the range was between (2.5% and 4.1%);

(2)
Equity risk premium—The equity risk premium is based on a compilation of equity risk premiums as compiled by various sources, such as Ibbotson & Associates, Pratt Range, Fama & French, etc.(5.75% was used throughout 2013, 2012 and 2011);

(3)	Industry Beta—Industry Beta is based on PCI’s comparable companies (the range was between x2.21 and x2.56); and

(4)	Size premium—Size premium is based on PCI’s market capitalization (the range was between 1.7% and 1.9%).

The differences between the rights, restrictions and preferences of the holders of common stock, warrants, and notes may result in potentially different future outcomes for each class. Therefore, to estimate the value of the common stock, it is necessary to allocate PCI’s enterprise value among the various classes of warrants, notes and common stock. To perform this allocation among the various instruments, we utilized the Black-Scholes option pricing model. From the common stock value derived in the Black-Scholes option pricing model, we added a further discount for lack of marketability (“DLOM”) of PCI’s common stock. We based the DLOM on the likelihood, timing and size of an IPO, forecasted dividends, and potential for industry consolidation. The DLOM used was 15% for 2013, 2012 and 2011.

Total compensation expense for the options issued during 2013, 2012 and 2011, was calculated at the PCI level. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model which includes the fair value of PCI common stock determined at the approximate grant date. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. The Company was allocated 100% of the compensation expenses associated with awards to employees who provide services exclusively to the Company. For awards to employees who provide services to both us and Oceania Cruises, Inc. (“OCI”), our sister company, compensation costs are allocated on an agreed percentage ranging from 48% to 53% for 2013, 2012 and 2011. Total compensation expense recognized for employee stock options was $0.7 million, $1.0 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in selling and administrative expense in the consolidated statements of operations. The total unrecognized compensation cost related to non-vested awards is $0.3 million for the year ended December 31, 2013. The weighted average period over which it is expected to be recognized is 1.5 years.

The assumptions used in the Black-Scholes model to fair value equity awards are as follows:

	2013	2012	2011
Expected dividend yield	—%	—%	—%
Expected stock price volatility	36.37%-54.63%	36.37% - 61.66%	40.0% - 54.6%
Risk-free interest rate	0.45%-0.85%	0.25% - 0.86%	0.12% - 1.28%
Expected option life	3.3 - 5 years	2-5 years	1-3 years

Since our common stock is not publicly traded, it is not practical to estimate the expected volatility of our share price. Therefore, the expected volatility is based on a combination of historical volatility for peer companies. The risk-free interest rate is based on U.S. Treasury securities with a remaining term equal to the expected option’s life assumed at the date of grant. The expected term is based on the average of contractual life, vested period of the options and expected employee exercise behavior. The estimated forfeiture rate represents an estimate which will be revised in subsequent periods if actual forfeitures differ from those estimates. The weighted average fair value of stock options granted during 2013, 2012 and 2011 was approximately $2.15 per share, $1.82 per share and $1.19 per share, respectively.

Stock option activity is summarized in the following table:

	Number of Options	Weighted - Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2013	1,850,274	$10.52	5.23
Granted	266,070	6.94
Exercised	(1,680)	5.66
Forfeited or expired	(101,323)	13.56
Outstanding at December 31, 2013	2,013,341	10.04	4.81
Vested and expected to vest at December 31, 2013	1,950,828	10.05	4.80
Options exercisable at December 31, 2013	1,614,320	10.83	4.39

The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $1.1 million and $2.5 million, respectively. At December 31, 2013, 2012 and 2011, the aggregate intrinsic value of options vested and expected to vest is $16.2 million, $0.4 million and $0.0 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2013, 2012 and 2011 is $12.8 million, $0.1 million and $0.0 million, respectively. There were no exercises of options that resulted in a material amount of cash received during 2013 and 2012.

Note 8. Accumulated Other Comprehensive Income

The following schedule represents the changes in accumulated other comprehensive income by component for the year ended December 31, 2013:

(in thousands)	Change related to Cash Flow Hedges
Beginning balance	$—
Other comprehensive income before reclassifications	2,702
Amount reclassified from accumulated other comprehensive income	—
Net current-period other comprehensive income	2,702
Ending balance	$2,702

We do not expect any amounts to be reclassified out of accumulated other comprehensive income for the twelve month period ending December 31, 2014 .The gain or loss on the foreign currency cash flows hedges that are deferred in and classified as accumulated other comprehensive income will be reclassified into earnings when the ship is placed into service and amortized over its estimated useful life.

Note 9.  Related Party Transactions

In 2008, we entered into a shared services agreement with an affiliated entity, which provides for the sharing of costs relating to general and administrative functions with our parent company and other affiliated companies. The shared services annual agreement expired on January 31, 2012, but was automatically renewed. General and administrative costs, including costs for employees who provide services to both SSC and OCI, our sister company, are allocated based on an agreed percentage derived from company specific drivers. Payments made on our behalf by affiliated entities or payments we make on behalf of affiliated entities are reimbursed and settled on a monthly basis. As of December 31, 2013 there was approximately $1.6 million of related party payables related to amounts paid on our behalf by an affiliated entity. Additionally, as of December 31, 2012 approximately $1.8 million in related party receivables related to amounts paid by us on behalf of an affiliated entity

In 2008, we entered into an agreement with Oceania Cruises (Ireland) Limited, a 100%-owned subsidiary of OCI, to process certain credit card transactions on behalf of us either alone or jointly, with others, or by or through agents, brokers or subcontractors. During 2011, we changed our credit card processor and, as a result, only a limited amount of credit card transactions were processed by Oceania Cruises (Ireland) Limited. Prior to June 30, 2011 our fee arrangement was variable as it was based on a percentage of the credit card transactions processed. Beginning July 1, 2011, fee arrangement is a fixed monthly amount. The total payments under the agreement for the years ended December 31, 2013, 2012 and 2011 were $0.0 million, $0.1 million, and $4.9 million, respectively, and are recorded in commissions, transportation and other in the accompanying consolidated statements of income and comprehensive income.

Capital Lease

A related party entered into an office lease for the combined headquarters of OCI and us. The lease, which extends through 2022, is classified as a capital lease. A portion of the capital lease is assumed by us in accordance with our use of the space under the terms of our intercompany agreement. As of December 31, 2013 and 2012, the capital lease asset was $3.7 million, net of accumulated depreciation and amortization of $0.8 million, and $2.5 million, net of accumulated depreciation and amortization of $0.4 million, respectively. The capital lease asset is included in property and equipment, net in the accompanying consolidated balance sheet. At December 31, 2013, and 2012, the capital lease liability was $5.1 million and $3.6 million, respectively, of which $1.2 million, and $0.7 million, respectively, was included in accrued expenses, and the remainder was in other long-term liabilities in the accompanying consolidated balance sheet. Interest expense for the years ended December 31, 2013 and 2012 was $0.7 million and $0.4 million and is included in interest expense in the accompanying consolidated statements of income and comprehensive income. Amortization expense for the years ended December 31, 2013, and 2012 was $0.4 million, and $0.2 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of income and comprehensive income.

The following schedule represents the future minimum lease payments under our capital lease obligation as of December 31, 2013 (in thousands):

Year
2014	$900
2015	922
2016	945
2017	969
2018	993
Thereafter	4,134
Total minimum lease payments	8,863
Less: Amount representing interest (a)	3,722
Present value of total minimum lease payments (b)	$5,141

(a)	Amount necessary to reduce total minimum lease payments to present value calculated at SSC’s incremental borrowing rate at lease inception.

(b)	Reflected in the accompanying consolidated balance sheet under accrued expenses and other long-term liabilities of $1.2 million and $3.9 million, respectively.

Note 10.  Income Taxes

We had an income tax benefit of approximately $39,000 for the year ended December 31, 2013 and income tax expense for the year ended December 31, 2012 of $0.1 million. For the year ended December 31, 2011, we had income tax benefit of $0.1 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012, relate primarily to net operating losses, depreciable assets, and book expenses not currently deductible for tax purposes. As of December 31, 2013 and 2012, we had recorded deferred tax assets of approximately $22.1 million and $17.5 million, respectively, for which a full valuation allowance has been recorded. The increase in the valuation allowance of $4.6 million is primarily due to net operating loss carryforwards generated in 2013. There were no amounts charged to costs and expenses or to other accounts, which impacted the deferred tax asset valuation. Additionally, we recorded deferred tax liabilities of $1.5 million and $1.7 million for 2013 and 2012, respectively, which are recorded in other long-term liabilities.

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

As of December 31, 2013, we have federal, state, and foreign net operating loss carryforwards of approximately $57.9 million, $0.4 million, and $0.0 million, respectively. The federal and state net operating loss carryforwards at December 31, 2013 expire between 2028 and 2033.

We have analyzed our filing positions in all of the jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified tax returns in France, the United Kingdom, and the United States as “major” tax jurisdictions, as defined. The only periods subject to examination for our returns are the 2010 and 2011 tax years for France, 2011 through 2013 tax years for the United Kingdom and 2010 through 2013 tax years for the United States. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any material adjustments that will result in a material change to our financial position. Therefore, no allowances for uncertain income tax positions have been recorded.

The following table presents our rollforward of Deferred Tax Assets Valuation Allowance:

(in thousands)	Balance at beginning of period	Charged to costs and expenses (1)	Balance at end of period
December 31, 2013	17,542	4,564	$22,106
December 31, 2012	11,333	6,209	17,542
December 31, 2011	7,300	4,033	11,333
(1) Increases in valuation allowance related to the generation of net operating losses and other deferred tax assets. No write-offs were recorded during the years presented.

United States Federal Income Tax

We derive our income from the international operation of ships. Under Section 883 of the Internal Revenue Code (“Section 883”), certain foreign corporations, though engaged in the conduct of a trade or business within the United States, are exempt from U.S. federal income and branch profit taxes on gross income derived from or incidental to the international operation of ships. Applicable U.S. Treasury Regulations provide that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the corporation is organized grants an equivalent exemption for income from the operation of ships of sufficiently broad scope to corporations organized in the U.S., and (ii) the foreign corporation is a controlled foreign corporation (a “CFC”) for more than half of the taxable years and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC test”). Our 2012 tax returns were filed with tax authorities under Section 883 and our 2013 tax returns will also be filed under Section 883.

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

United Kingdom Corporation Tax

The Seven Seas Navigator and Seven Seas Voyager were operated by subsidiaries that were strategically and commercially managed in the United Kingdom (UK), and those subsidiaries elected to enter the UK tonnage tax regime. Effective February 4, 2013, both ships exited the UK tonnage regime upon transfer of the ships to U.S. subsidiaries.

Corporate tax rate reductions from 23% to 21%, effective April 1, 2014 and from 21% to 20% effective April 1, 2015 were enacted in the United Kingdom on July 17, 2013. The effect of tax rate changes on existing deferred tax balances is recorded in the period in which the tax rate change law is enacted. The effect of these tax rate changes was the recognition of a deferred tax benefit of $0.2 million for the year ended December 31, 2013.

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

Note 11.  Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $54.4 million, $53.9 million and $50.0 million for the years ended December 31, 2013, 2012 and 2011 respectively, which are recorded in payroll, related and food in our consolidated statements of income and comprehensive income.

Note 12.    Commitments and Contingencies

Leases

We have several non-cancelable operating leases, primarily for office space, that expire at various times through 2013 and 2020. Rental expense for operating leases amounted to approximately $0.5 million, $1.2 million, and $2.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The following schedule represents our operating lease contractual obligations as of December 31, 2013:

(in thousands)
Years Ended December 31,
2014	$768
2015	786
2016	499
2017	362
2018	370
Thereafter	1,129
Total	$3,914

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

As of December 31, 2013, the approximate future minimum requirements under employment agreements, excluding discretionary and performance bonuses are as follows:

(in thousands)
Years Ended December 31,
2014	$2,352
2015	1,068
2016	840
Total	$4,260

Equipment - Maintenance and Purchases

During 2012 we entered into a five year equipment maintenance and purchases agreement with a third party vendor. The cost of future maintenance contract obligations as of December 31, 2013 is approximately $10.0 million. The contract consists of multiple cost components. Monthly variable maintenance fees are based on engine usage over the contract term. Monthly fixed fees are based on a per vessel basis. We are also required to purchase a certain amount of capital equipment and spare parts. Equipment will be recorded as property and equipment upon receipt and maintenance fees are recorded as repair and maintenance expenses. For the year ended December 31, 2013 and 2012, we incurred expenses of $2.7 million and $2.5 million, respectively, relating to this agreement, which is recorded in other ship operating expenses.

As of December 31, 2013, the approximate future minimum requirements under our agreements are as follows:

(in thousands)
Years Ended December 31,
2014	$3,292
2015	3,208
2016	3,257
2017	543
Total	$10,300

Shipbuilding Contract

During 2013, we entered into a definitive contract with Italy's Fincantieri shipyard to build a luxury cruise ship to be named the Seven Seas Explorer. Under the terms of contract, we will pay €325.9 million or approximately $447.9 million (calculated based on the applicable exchange rate at December 31, 2013) to Fincantieri for the remaining balance of the new vessel. See "Note 5. Debt" in the accompanying notes to the financial statements.

(in thousands)
Years Ended December 31,
2014	$23,573
2015	47,145
2016	377,163
Total	$447,881

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

In October 2012, PCH entered into a software license agreement with a third party vendor. This agreement grants PCH a non-exclusive, perpetual, royalty-free license to use software, which is shared between us and OCI. Our portion of the license fee is $1.1 million, of which $0.5 million and $0.3 million was paid in 2013 and 2012, respectively, with the final payment to be made once all services from the third party vendor have been completed.

Note 13.  Supplemental Cash Flow Information

For the years ended December 31, 2013, 2012 and 2011, we paid interest expense and related fees of $37.5 million, $29.9 million and $28.0 million, respectively.

For the year ended December 31, 2013, 2012 and 2011 we had non-cash investing activities related to the acquisition of property and equipment totaling $1.7 million, $1.4 million and $2.5 million, respectively. For the year ended December 31, 2013, 2012 and 2011 we had non-cash investing activities related to our capital leases totaling $1.6 million, $0.0 million, and $2.8 million, respectively. For the year ended December 31, 2013, 2012 and 2011 we had non-cash investing activities related to acquisition of intangible assets of 0.4 million, $0.0 million and $3.4 million, respectively.

For the year ended December 31, 2013, 2012 and 2011 we had non-cash financing activities of $0.5 million, $0.1 million and $3.7 million, respectively, relating to our capital lease.

Note 14.  Quarterly Selected Financial Data (Unaudited)

	(In thousands, except for per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues (1)	$124,317	$121,416	$142,736	$131,480	$165,956	$159,013	$112,811	$117,226
Operating Income (Loss)	8,488	6,016	17,781	8,573	40,839	29,824	(2,718)	(2,803)
Net income (loss)	(5,049)	358	6,461	(3,825)	32,888	20,979	(11,718)	(14,524)

(1) Our revenues are seasonal based on the demand for cruises. Demand is the strongest for cruises during the Northern Hemisphere’s summer months and holidays. Additionally, no dividends were declared for the years ending December 31, 2013 or 2012.

Note 15. Subsequent Events

On January 22, 2014, Prestige Cruises International, Inc. (“PCI”), our ultimate parent company, filed a registration statement on Form S-1 with the SEC to register its ordinary shares, par value $.01 per share (the “Offering”). PCI has stated that it may use the net proceeds from the Offering to, among other things, repurchase or redeem all or a portion of our outstanding Notes.

On February 7, 2014, we amended our existing $340.0 million credit agreement, consisting of both a $300.0 million term loan and a $40.0 million revolving credit facility. In conjunction with this amendment, the outstanding balance on the term loan under the original credit agreement of $296.3 million was repaid in full and as such that commitment was terminated. Concurrent with the repayment of the term loan, the Company entered into a commitment for a new term loan totaling $246.0 million. The margin on the new term loan is 2.75% compared to 3.50% on the previously existing term loan and the LIBOR floor was reduced from 1.25% to 1%. There was no change to the terms of the $40.0 million revolving credit facility or the maturity date of the term loan. The new term loan requires quarterly payments of principal equal to $0.6 million beginning in March 2014, with the remaining unpaid amount due and payable at maturity. There was no change to the terms of the $40.0 million revolving credit facility, the financial covenants or the maturity date of the credit facility. We are evaluating the appropriate accounting treatment for these transactions.

Note 16. Condensed Consolidating Financial Information

Our $225 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries (the "Guarantors," and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of SSC.

The following condensed consolidating financial statements for SSC. and the Guarantors present condensed consolidating statements of income and comprehensive income for years ended December 31, 2013, 2012 and 2011, condensed consolidating balance sheets as of December 31, 2013 and 2012 condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.

On February 4, 2013, Seven Seas Voyager and Seven Seas Navigator exited the UK tonnage tax regime and will no longer be required to abide by certain UK specific regulations. Also on this date, we transferred these ships to new legal entities domiciled in the United States. The new vessel-owning subsidiaries are each a Guarantor. These transactions had no impact on our subsidiary guarantor financial statements within our condensed consolidating financial statements. Previously, SSC had charter hire agreements in place with the two UK subsidiaries, which previously owned Seven Seas Voyager and Seven Seas Navigator. These agreements required SSC to pay a daily hire fee to the subsidiary to administratively manage the vessels. The costs incurred by the vessel owning subsidiaries included deck and engine, crew payroll and expenses, vessel insurance, depreciation and interest related to the terms loans. These charter hire agreements have been novated to the new legal entities. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is a Guarantor.

Our vessel-owning subsidiaries were parties to our first lien credit facility as both borrowers and guarantors. The applicable outstanding debt related to the first lien term loan is included in the Guarantor accounts as well as the related interest expense and deferred financing costs through August 2012. In August 2012, SSC repaid its first lien term loan and concurrently entered into a new credit agreement. In 2011, SSC repaid the second lien term loan. As the loans in 2012 and 2011 were repaid by the parent company, each subsidiary remains responsible for its portion of the related debt to SSC and such obligation was recorded as an intercompany payable at the subsidiary level and eliminated within the condensed consolidating balance sheets.

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

During the first quarter of 2013, we determined that we did not properly classify $1.5 million of depreciation expense in our condensed consolidating financial information footnote in the nine months ended September 30, 2012 and the year ended December 31, 2012. We should have presented the $1.5 million of vessel refurbishment depreciation expense in the Parent column instead of in the Subsidiaries Guarantors column. These revisions have no impact on the consolidated balance sheet, statement of income and comprehensive income or statement of cash flows for any period presented. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the error was not material qualitatively and quantitatively to any of our previously issued financial statements. We have revised all previously issued financial statements as appropriate.

Condensed Consolidating Balance Sheets
	As of December 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$137,494	$1,032	$—	$138,526
Restricted cash	367	—	—	367
Trade and other receivable, net	7,503	203	—	7,706
Inventories	4,955	2,397	—	7,352
Prepaid expenses	18,661	2,605	—	21,266
Intercompany receivable	262,359	795	(263,154)	—
Other current assets	3,007	—	—	3,007
Total current assets	434,346	7,032	(263,154)	178,224
Property and equipment, net	107,519	543,767	—	651,286
Goodwill	404,858	—	—	404,858
Intangible assets, net	81,324	—	—	81,324
Other long-term assets	36,776	—	—	36,776
Investment in subsidiaries	284,139	—	(284,139)	—
Total assets	$1,348,962	$550,799	$(547,293)	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,968	$1,830	$—	$5,798
Related party payables	1,985	(425)	—	1,560
Intercompany payables	795	262,359	(263,154)	—
Accrued expenses	45,258	2,896	—	48,154
Passenger deposits	194,173	—	—	194,173
Current portion of long-term debt	2,679	—	—	2,679
Total current liabilities	248,858	266,660	(263,154)	252,364
Long-term debt	516,833	—	—	516,833
Other long-term liabilities	8,896	—	—	8,896
Total liabilities	774,587	266,660	(263,154)	778,093
Commitments and Contingencies
Members' equity
Contributed capital	564,830	134,036	(134,036)	$564,830
Accumulated earnings	6,843	150,103	(150,103)	6,843
Accumulated other comprehensive income	2,702	—	—	2,702
Total members' equity	574,375	284,139	(284,139)	574,375
Total liabilities and members' equity	$1,348,962	$550,799	$(547,293)	$1,352,468

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$98,815	$1,042	$—	$99,857
Restricted cash	—	—	—	—
Trade and other receivable, net	7,076	203	—	7,279
Related party receivables	1,798	—	—	1,798
Inventories	4,350	2,222	—	6,572
Prepaid expenses	15,971	1,857	—	17,828
Intercompany receivable	369,828	40,910	(410,738)	—
Other current assets	2,692	—	—	2,692
Total current assets	500,530	46,234	(410,738)	136,026
Property and equipment, net	74,070	563,254	—	637,324
Goodwill	404,858	—	—	404,858
Intangible assets, net	83,556	—	—	83,556
Other long-term assets	32,950	—	—	32,950
Investment in subsidiaries	236,220	—	(236,220)	—
Total assets	$1,332,184	$609,488	$(646,958)	$1,294,714

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,557	$926	$—	$4,483
Related party payables	—	131	—	131
Intercompany payables	40,910	369,828	(410,738)	—
Accrued expenses	41,350	2,383	—	43,733
Passenger deposits	169,463	—	—	169,463
Derivative liabilities	278	—	—	278
Total current liabilities	255,558	373,268	(410,738)	218,088
Long-term debt	518,358	—	—	518,358
Other long-term liabilities	9,635	—	—	9,635
Total liabilities	783,551	373,268	(410,738)	746,081
Commitments and Contingencies
Members' equity
Contributed capital	564,372	134,036	(134,036)	564,372
Accumulated (deficit) earnings	(15,739)	102,184	(102,184)	(15,739)
Total members' equity	548,633	236,220	(236,220)	548,633
Total liabilities and members' equity	$1,332,184	$609,488	$(646,958)	$1,294,714

Condensed Consolidating Statements of Income and Comprehensive Income
	Year Ended December 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$494,145	$—	$—	$494,145
Onboard and other	51,657	18	—	51,675
Related Party Revenue	—	110,876	(110,876)	—
Total revenue	545,802	110,894	(110,876)	545,820
Cruise operating expense
Commissions, transportation and other	178,370	6,199	(6,075)	178,494
Onboard and other	13,924	20	—	13,944
Payroll, related and food	66,255	13,246	—	79,501
Fuel	40,752	—	—	40,752
Other ship operating	29,426	13,139	—	42,565
Other	102,518	4,750	(96,988)	10,280
Total cruise operating expense	431,245	37,354	(103,063)	365,536
Selling and administrative	79,032	7,835	(7,813)	79,054
Depreciation and amortization	17,333	19,507	—	36,840
Total operating expense	527,610	64,696	(110,876)	481,430
Operating income	18,192	46,198	—	64,390
Non-operating income (expense)
Interest income	286	5	—	291
Interest expense	(38,400)	—	—	(38,400)
Other income (expense)	(3,839)	101	—	(3,738)
Equity in earnings of subsidiaries	46,214	—	(46,214)	—
Total non-operating income (expense)	4,261	106	(46,214)	(41,847)
Income before income taxes	22,453	46,304	(46,214)	22,543
Income tax benefit (expense), net	129	(90)	—	39
Net income	22,582	46,214	(46,214)	22,582
Other comprehensive income:
Gain on change in derivative fair value	2,702	—	—	2,702
Comprehensive income	$25,284	$46,214	$(46,214)	$25,284

Condensed Consolidating Statements of Income and Comprehensive Income
	Year Ended December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$477,606	$—	$—	$477,606
Onboard and other	51,529	—	—	51,529
Related Party Revenue	—	105,782	(105,782)	—
Total revenue	529,135	105,782	(105,782)	529,135
Cruise operating expense
Commissions, transportation and other	185,327	5,908	(5,789)	185,446
Onboard and other	12,807	4	—	12,811
Payroll, related and food	65,506	12,644	—	78,150
Fuel	42,573	—	—	42,573
Other ship operating	31,661	12,046	—	43,707
Other	98,181	4,485	(93,513)	9,153
Total cruise operating expense	436,055	35,087	(99,302)	371,840
Selling and administrative	73,752	7,789	(6,480)	75,061
Depreciation and amortization	16,348	24,276	—	40,624
Total operating expense	526,155	67,152	(105,782)	487,525
Operating income	2,980	38,630	—	41,610
Non-operating income (expense)
Interest income	430	4	—	434
Interest expense	(31,339)	(4,948)	—	(36,287)
Other income (expense)	1,531	(4,205)	—	(2,674)
Equity in earnings of subsidiaries	29,400	—	(29,400)	—
Total non-operating income (expense)	22	(9,149)	(29,400)	(38,527)
Income before income taxes	3,002	29,481	(29,400)	3,083
Income tax expense, net	(14)	(81)	—	(95)
Net income	2,988	29,400	(29,400)	2,988
Comprehensive income	$2,988	$29,400	$(29,400)	$2,988

Condensed Consolidating Statements of Income and Comprehensive Income
	Year Ended December 31, 2011
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$437,582	—	—	$437,582
Onboard and other	48,313	—	—	48,313
Related Party Revenue	—	100,688	(100,688)	—
Total revenue	485,895	100,688	(100,688)	485,895
Cruise operating expense
Commissions, transportation and other	146,011	4,569	—	150,580
Onboard and other	12,035	—	—	12,035
Payroll, related and food	62,429	10,669	—	73,098
Fuel	40,592	—	—	40,592
Other ship operating	27,972	10,552	—	38,524
Other	110,260	4,472	(100,688)	14,044
Total cruise operating expense	399,299	30,262	(100,688)	328,873
Selling and administrative	65,601	6,678	—	72,279
Depreciation and amortization	14,350	24,872	—	39,222
Total operating expense	479,250	61,812	(100,688)	440,374
Operating income	6,645	38,876	—	45,521
Non-operating income (expense)
Interest income	218	4	—	222
Interest expense	(19,083)	(12,414)	—	(31,497)
Other income (expense)	(2,928)	—	—	(2,928)
Equity in earnings of subsidiaries	26,433	—	(26,433)	—
Total non-operating income (expense)	4,640	(12,410)	(26,433)	(34,203)
Income before income taxes	11,285	26,466	(26,433)	11,318
Income tax benefit, net	172	(33)	—	139
Net income	11,457	26,433	(26,433)	11,457
Other comprehensive loss:
Gain on change in derivative fair value	2,814	—	—	2,814
Comprehensive income	$14,271	$26,433	$(26,433)	$14,271

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$87,246	$26	$—	$87,272
Cash flows from investing activities
Purchases of property and equipment	(44,435)	(21)	—	(44,456)
Change in restricted cash	7,571	—	—	7,571
Acquisition of non-compete	(202)	—	—	(202)
Net cash used in investing activities	(37,066)	(21)	—	(37,087)
Cash flows from financing activities
Debt related costs	(9,298)	—	—	(9,298)
Payments on other financing obligations	(2,000)	—	—	(2,000)
PCI offering costs	(133)	—	—	(133)
Net cash used in financing activities	(11,431)	—	—	(11,431)
Effect of exchange rate changes on cash and cash equivalents	(70)	(15)	—	(85)
Net increase (decrease) in cash and cash equivalents	38,679	(10)	—	38,669
Cash and cash equivalents
Cash and cash equivalents at beginning of period	98,815	1,042	—	99,857
Cash and cash equivalents at end of period	$137,494	$1,032	$—	$138,526

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2012
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$61,701	$176	$—	$61,877
Cash flows from investing activities
Purchases of property and equipment	(21,678)	(1)	—	(21,679)
Change in restricted cash	512	—	—	512
Net cash used in investing activities	(21,166)	(1)	—	(21,167)
Cash flows from financing activities
Repayment of long-term debt	(297,250)	—	—	(297,250)
Net proceeds from the issuance of debt	297,000	—	—	297,000
Debt related costs	(7,326)	—	—	(7,326)
Payments on other financing obligations	(2,000)	—	—	(2,000)
Net cash used in financing activities	(9,576)	—	—	(9,576)
Effect of exchange rate changes on cash and cash equivalents	85	18	—	103
Net increase in cash and cash equivalents	31,044	193	—	31,237
Cash and cash equivalents
Cash and cash equivalents at beginning of period	67,771	849	—	68,620
Cash and cash equivalents at end of period	$98,815	$1,042	$—	$99,857

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2011
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$75,994	$(316)	$—	$75,678
Cash flows from investing activities
Purchases of property and equipment	(31,017)	—	—	(31,017)
Change in restricted cash	(16,668)	—	—	(16,668)
Acquisition of intangible assets	(4,443)	—	—	(4,443)
Net cash used in investing activities	(52,128)	—	—	(52,128)
Cash flows from financing activities
Repayment of long-term debt	(208,286)	—	—	(208,286)
Net proceeds from the issuance of debt	225,000	—	—	225,000
Debt related costs	(8,786)	—	—	(8,786)
Net cash provided by financing activities	7,928	—	—	7,928
Effect of exchange rate changes on cash and cash equivalents	(116)	—	—	(116)
Net increase (decrease) in cash and cash equivalents	31,678	(316)	—	31,362
Cash and cash equivalents
Cash and cash equivalents at beginning of period	36,093	1,165	—	37,258
Cash and cash equivalents at end of period	$67,771	$849	—	$68,620