Form 10-Q
period 2014-03-31
Seven Seas Cruises S. DE R.L.
filed 2014-05-12
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

SEVEN SEAS CRUISES S. DE R.L.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$109,669	$138,526
Restricted cash	367	367
Trade and other receivables, net	12,410	7,706
Inventories	7,615	7,352
Prepaid expenses	20,717	21,266
Other current assets	2,484	3,007
Total current assets	153,262	178,224
Property and equipment, net	652,164	651,286
Goodwill	404,858	404,858
Intangible assets, net	81,000	81,324
Other long-term assets	25,311	36,776
Total assets	$1,316,595	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,386	$5,798
Related party payables	3,172	1,560
Accrued expenses	52,244	48,154
Passenger deposits	199,411	194,173
Current portion of long-term debt	2,222	2,679
Total current liabilities	259,435	252,364
Long-term debt	466,938	516,833
Other long-term liabilities	14,116	8,896
Total liabilities	740,489	778,093
Commitments and contingencies
Members' equity
Contributed capital	564,640	564,830
Retained earnings	8,640	6,843
Accumulated other comprehensive income	2,826	2,702
Total members' equity	576,106	574,375
Total liabilities and members' equity	$1,316,595	$1,352,468

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Revenue
Passenger ticket	$118,897	$113,438
Onboard and other	13,372	10,879
Total revenue	132,269	124,317

Cruise operating expense
Commissions, transportation and other	40,259	39,915
Onboard and other	4,278	2,680
Payroll, related and food	19,546	19,336
Fuel	10,662	11,477
Other ship operating	9,370	9,639
Other	3,549	1,249
Total cruise operating expense	87,664	84,296
Other operating expense
Selling and administrative	22,364	22,280
Depreciation and amortization	9,288	9,253
Total operating expense	119,316	115,829
Operating income	12,953	8,488

Non-operating income (expense)
Interest income	81	75
Interest expense	(8,574)	(10,048)
Other income (expense)	(2,489)	(3,485)
Total non-operating expense	(10,982)	(13,458)
Income (loss) before income taxes	1,971	(4,970)
Income tax expense	(174)	(79)
Net income (loss)	1,797	(5,049)

Other comprehensive income (loss):
Change in fair value of derivatives	229	—
Cash flow hedge reclassified into earnings	(105)	—
Total comprehensive income (loss)	$1,921	$(5,049)

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$1,797	$(5,049)
Adjustments:
Depreciation and amortization	9,288	9,253
Amortization of deferred financing costs	535	504
Accretion of debt discount	150	201
Stock-based compensation	190	251
Change in fair value of derivative contracts	453	(425)
Loss on disposals of property and equipment	165	—
Loss on early extinguishment of debt, excluding prepayment penalty	2,008	2,500
Prepayment penalty excluded from loss on early extinguishment of debt	—	(2,093)
Other, net	126	(11)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,704)	(3,787)
Prepaid expenses and other current assets	(499)	(1,142)
Inventories	(263)	24
Accounts payable and accrued expenses	5,559	5,257
Passenger deposits	10,525	21,219
Net cash provided by operating activities	25,330	26,702
Cash flows from investing activities
Purchases of property and equipment	(10,523)	(3,337)
Change in restricted cash	12,016	(25)
Acquisition of non-compete	(38)	(90)
Net cash provided by (used in) investing activities	1,455	(3,452)
Cash flows from financing activities
Repayment of long-term debt	(50,865)	—
Debt related costs	(4,593)	(955)
Payments on other financing obligations	—	(2,000)
PCI offering costs	(158)	—
Net cash used in financing activities	(55,616)	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(26)	(209)
Net (decrease) increase in cash and cash equivalents	(28,857)	20,086
Cash and cash equivalents
Beginning of period	138,526	99,857
End of period	$109,669	$119,943

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

The accompanying unaudited interim consolidated financial statements include the accounts of SSC and its 100%-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Due to the seasonality of our business, our results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2014. There have been no significant changes in our financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying consolidated balance sheet at March 31, 2014 and the consolidated statements of income and comprehensive income for the three months ended March 31, 2014 and 2013 and consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited, and, in the opinion of management, contain all adjustments necessary for fair presentation, consisting of only normal recurring adjustments.

Significant Accounting Policies

Restricted Cash

As of March 31, 2014 and December 31, 2013, restricted cash was $0.4 million and $12.7 million, respectively, of which $12.3 million was classified in other long-term assets on the consolidated balance sheet at December 31, 2013. During March 2014, $12.0 million was released as we are no longer required to cash collateralize a letter of credit for the benefit of one of our credit card processors.

New Accounting Pronouncements

There are no recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

Note 2.    Property and Equipment, net

Property and equipment consists of the following:

(in thousands)	March 31,	December 31,
	2014	2013
Ships	$828,311	$823,195
Furniture, equipment, and other	12,223	11,645
Less: Accumulated depreciation and amortization	(188,370)	(183,554)
Property and equipment, net	$652,164	$651,286

During the three months ended March 31, 2014, property and equipment, net increased $0.9 million. Capital expenditures, net of retirements totaled $5.7 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense on assets in service was $9.0 million and $8.4 million for the three months ended March 31, 2014 and 2013, respectively.

Note 3.    Debt

Debt consists of the following:

	March 31,	December 31,
(in thousands)	2014	2013
$300 million term loan, 3.75% and 4.75% for 2014 and 2013, respectively, due through 2018	$245,385	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	470,385	521,250
Less: Original issue discount	(1,225)	(1,738)
Less: Current portion of long-term debt and discount	(2,222)	(2,679)
Long-term portion	$466,938	$516,833

Interest expense on third-party debt, including interest rate swaps, was $8.0 million and $9.1 million for the three months ended March 31, 2014 and 2013, respectively.

Term Loans

On February 7, 2014, we amended our existing $340.0 million credit facility, consisting of a $300.0 million term loan and a $40.0 million revolving credit facility. In conjunction with this amendment, $50.3 million of the term loan was prepaid such that the outstanding balance on the term loan of $296.3 million was reduced to $246.0 million. The interest rate margin on the amended term loan is 2.75% compared to 3.50% on the previously existing term loan and the LIBOR floor was reduced from 1.25% to 1.00%. The amended term loan requires quarterly payments of principal equal to $0.6 million beginning March 2014, with the remaining unpaid amount due and payable at maturity. Borrowings under the amended term loan are pre-payable in whole or in part at any time without penalty, but are subject to a prepayment premium in the event of a refinancing of the term loan within twelve months of the amendment date. There were no changes to the terms of the $40.0 million revolving credit facility, the financial covenants or the maturity date of the credit facility. We paid $1.5 million of accrued interest, $1.2 million in arranger fees to participating creditors and $0.2 million in legal fees, in conjunction with the amendment.

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the repricing resulted in an extinguishment of debt for certain creditors whose balances were entirely repaid and in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $1.4 million in new fees, $1.2 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. Previously existing deferred financing costs and debt discount of $1.6 million and $0.4 million, respectively, allocated to the extinguishment were included in the calculation of loss on early extinguishment of debt, which resulted in a loss of $2.0 million and was recorded within other income (expense) in the consolidated statement of income and comprehensive income for the quarter ended March 31, 2014.

As of March 31, 2014 and December 31, 2013 , the total undrawn amount available under the revolving credit facility was $40.0 million.

Debt Covenants

Our credit agreements and senior secured notes contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a minimum liquidity level, a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens on assets, make certain investments, issue disqualified stock and preferred stock, make restricted payments, pay dividends or make distributions, enter into certain transactions with affiliates, and consolidate or sell certain key assets. As of March 31, 2014, we are in compliance with all financial covenants.

Our ships, which have a net book value of $644.6 million as of March 31, 2014, are mortgaged and subject to liens held by our debt holders.

The following schedule represents the maturities of long-term debt (in thousands):

For the twelve months ended March 31,
2015	$2,460
2016	2,460
2017	2,460
2018	2,460
2019	235,545
Thereafter	225,000
Total	$470,385

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

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange rate risks relates to our Euro denominated installment payments on our newbuild ship contract, vessel drydock and other operational expenses. We have entered into foreign currency swaps and collars to limit the exposure to movements in foreign currency exchange rates.

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount €274.4 million ($377.9 million at March 31, 2014) to limit our exposure to foreign currency exchange rates for Euro denominated payments related to the ship construction contract for the Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature June 2016. The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Ineffective portions of the changes in fair value of the instrument will be recognized in other income (expense) in the statement of income and other comprehensive income. We recorded $0.1 million of ineffectiveness as of March 31, 2014.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of March 31, 2014, we have hedged the variability in future cash flows for estimated fuel consumption requirements occurring through 2015.

As of March 31, 2014 and December 31, 2013, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	March 31, 2014	December 31, 2013
	(in barrels)
2014	145,650	188,850
2015	51,600	37,500

	Fuel Swap Agreements
	March 31, 2014	December 31, 2013
	(% hedged - estimated consumption)
2014	53%	51%
2015	14%	10%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million, on any business day. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At March 31, 2014, the fair market value of our derivative liability related to this counterparty was zero. As of March 31, 2014 and 2013, we were not required to post any collateral for our fuel derivative instruments as the exposure at our parent company level did not exceed $3.0 million.

At March 31, 2014 and December 31, 2013, the fair values and line item captions of derivative instruments designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value
(in thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency collar	Other long-term assets	$2,931	$2,702
	Total Derivatives Assets	$2,931	$2,702

At March 31, 2014 and December 31, 2013, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value as of
(in thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013

Fuel hedges	Other current assets	$333	$813
Fuel hedges	Other long-term assets	—	58
	Total Derivatives Assets	$333	$871

Fuel hedges	Other long-term liabilities	18	—
	Total Derivatives Liabilities	$18	$—

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three months ended March 31, 2014, was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	$229	N/A	$—	Other income (expense)	105
Total	$229		$—		$105

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three months ended March 31, 2013.

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three months ended March 31, 2014 and 2013 was:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(in thousands)		2014	2013

Fuel hedges	Other income (expense)	(487)	572
Total		$(487)	$572

Fair Value Measurements

U.S GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions which market participants would use in pricing the asset or liability based on the best available information under the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

Fair Value of Financial Instruments

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value		Fair Value
		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Long-term bank debt	(a)	$244,160	$294,512	$244,281	$309,738
Senior secured notes		225,000	225,000	248,063	249,188
Total		$469,160	$519,512	$492,344	$558,926

(a) The carrying value is net of $1.2 million and $1.7 million of original issue discount as of March 31, 2014 and December 31, 2013, respectively.

Long-term bank debt: Level 2 inputs were used to calculate the fair value of our long-term bank debt, which was estimated using the present value of expected future cash flows and incorporates our risk profile. The valuation also takes into account debt maturity and interest rate based on the contract terms.

As of March 31, 2014, we corrected our fair value disclosure for long-term bank debt as of December 31, 2013, from $292.6 million to $309.7 million. This revision relates to the correction of the discount rate used to fair value the debt. There was no impact to the consolidated balance sheet or statement of income and comprehensive income for the year ended December 31, 2013. We assessed the materiality of this disclosure error on the previously issued financial statements and have concluded that the error was deemed immaterial qualitatively and quantitatively to previously issued financial statements.

Senior secured notes: Level 2 inputs were used to calculate the fair value of our senior secured notes, which was estimated using quoted market prices.

Other financial instruments: Due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values. We consider these inputs to be Level 1 as all are observable and require no judgment for valuation.

The following table presents information about our financial instrument assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)		As of March 31, 2014				As of December 31, 2013
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$3,264	$—	$3,264	$—	$3,573	$—	3,573	$—
Total Assets		$3,264	$—	$3,264	$—	$3,573	$—	$3,573	$—
Liabilities
Derivative financial instruments		$18	$—	$18	$—	$—	$—	$—	$—
Total liabilities		$18	$—	$18	$—	$—	$—	$—	$—

(a) As of March 31, 2014, derivative financial instruments assets of $0.3 million and $2.9 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2013, $0.8 million was classified as other current assets and $2.8 million was classified as other long-term assets in the consolidated balance sheets.

Our derivative financial instruments consist of fuel swaps and a foreign currency exchange collar. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the derivative contract terms, such as maturity and inputs, such as forward fuel prices, forward exchange rates, discount rates, creditworthiness of the counterparty and ourselves, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.

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

Other long-lived assets, such as our ships, are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. If the carrying amount exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing its carrying amount to its estimated fair value. The estimation of fair value measured by undiscounted or discounted expected future cash flows would be considered Level 3 inputs.

Our annual impairment tests are performed as of September 30th. As of March 31, 2014, there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived assets, goodwill and indefinite-lived intangible assets would not be recoverable.

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

Other

As mandated by the FMC for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We met this obligation for the period ended March 31, 2014 by posting a $15.0 million surety bond. Our surety bond obligation increased to $22.0 million in April 2014, which we met by posting a $22.0 million surety bond, and will increase to $30.0 million in April 2015.

Note 6. Accumulated Other Comprehensive Income

The following schedule represents the changes in accumulated other comprehensive income by component for the three months ended March 31, 2014:

(in thousands)	Change related to Cash Flow Hedges
Beginning balance	$2,702
Other comprehensive income before reclassifications	229
Amount reclassified from accumulated other comprehensive income to other income (expense)	(105)
Net current-period other comprehensive income	124
Ending balance	2,826

The gain or loss on the foreign currency collar is deferred in and classified as accumulated other comprehensive income and will be reclassified into earnings when the ship is placed into service and amortized over its estimated useful life. At March 31, 2013, the balance in accumulated other comprehensive income was zero. We do not expect any amounts to be reclassified out of accumulated other comprehensive income at December 31, 2014.

Note 7. Condensed Consolidating Financial Information

Our $225 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries (the "Guarantors" and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of SSC.

The following condensed consolidating financial statements for SSC and the Guarantors present condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2014 and 2013, condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.

On February 4, 2013, Seven Seas Voyager and Seven Seas Navigator exited the UK tonnage tax regime and are no longer required to abide by certain UK specific regulations. Also on this date, we transferred these ships to new legal entities domiciled in the United States. The new vessel-owning subsidiaries are each a Guarantor. These transactions had no impact on our subsidiary guarantor financial statements within our condensed consolidating financial statements. Previously, SSC had charter hire agreements in place with the two UK subsidiaries, which previously owned Seven Seas Voyager and Seven Seas Navigator. These agreements required SSC to pay a daily hire fee to the subsidiary to administratively manage the vessels. The costs incurred by the vessel owning subsidiaries included deck and engine, crew payroll and expenses, vessel insurance and depreciation. These charter hire agreements were novated to the new legal entities. On January 1, 2014, these charter hire agreements were terminated. As a result, charter hire fees, crew payroll and deck and engine expenses are no longer recorded to the vessel owning subsidiaries. In addition to the vessel owning subsidiaries, we have a sales and marketing office that is a Guarantor.

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

Condensed Consolidating Balance Sheets
	As of March 31, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$105,904	$3,765	$—	$109,669
Restricted cash	367	—	—	367
Trade and other receivable, net	12,164	246	—	12,410
Inventories	7,615	—	—	7,615
Prepaid expenses	19,300	1,417	—	20,717
Intercompany receivable	264,598	—	(264,598)	—
Other current assets	2,484	—	—	2,484
Total current assets	412,432	5,428	(264,598)	153,262
Property and equipment, net	113,272	538,892	—	652,164
Goodwill	404,858	—	—	404,858
Intangible assets, net	81,000	—	—	81,000
Other long-term assets	25,311	—	—	25,311
Investment in subsidiaries	277,944	—	(277,944)	—
Total assets	$1,314,817	$544,320	$(542,542)	$1,316,595

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$1,810	$576	$—	$2,386
Related party payables	2,873	299	—	3,172
Intercompany payables	—	264,598	(264,598)	—
Accrued expenses	51,341	903	—	52,244
Passenger deposits	199,411	—	—	199,411
Current portion of long-term debt	2,222	—	—	2,222
Total current liabilities	257,657	266,376	(264,598)	259,435
Long-term debt	466,938	—	—	466,938
Other long-term liabilities	14,116	—	—	14,116
Total liabilities	738,711	266,376	(264,598)	740,489
Commitments and Contingencies
Members' equity
Contributed capital	564,640	134,036	(134,036)	$564,640
Accumulated earnings	8,640	143,908	(143,908)	8,640
Accumulated other comprehensive income	2,826	—	—	2,826
Total members' equity	576,106	277,944	(277,944)	576,106
Total liabilities and members' equity	$1,314,817	$544,320	$(542,542)	$1,316,595

Condensed Consolidating Balance Sheets
	As of December 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$137,494	$1,032	$—	$138,526
Restricted cash	367		—	367
Trade and other receivable, net	7,503	203	—	7,706
Inventories	4,955	2,397	—	7,352
Prepaid expenses	18,661	2,605	—	21,266
Intercompany receivable	262,359	795	(263,154)	—
Other current assets	3,007	—	—	3,007
Total current assets	434,346	7,032	(263,154)	178,224
Property and equipment, net	107,519	543,767	—	651,286
Goodwill	404,858	—	—	404,858
Intangible assets, net	81,324	—	—	81,324
Other long-term assets	36,776	—	—	36,776
Investment in subsidiaries	284,139	—	(284,139)	—
Total assets	$1,348,962	$550,799	$(547,293)	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,968	$1,830	$—	$5,798
Related party payables	1,985	(425)	—	1,560
Intercompany payables	795	262,359	(263,154)	—
Accrued expenses	45,258	2,896	—	48,154
Passenger deposits	194,173	—	—	194,173
Derivative liabilities	2,679	—	—	2,679
Total current liabilities	248,858	266,660	(263,154)	252,364
Long-term debt	516,833	—	—	516,833
Other long-term liabilities	8,896	—	—	8,896
Total liabilities	774,587	266,660	(263,154)	778,093
Commitments and Contingencies
Members' equity
Contributed capital	564,830	134,036	(134,036)	564,830
Accumulated earnings	6,843	150,103	(150,103)	6,843
Accumulated other comprehensive income	2,702	—	—	2,702
Total members' equity	574,375	284,139	(284,139)	574,375
Total liabilities and members' equity	$1,348,962	$550,799	$(547,293)	$1,352,468

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended March 31, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$118,897	—	—	$118,897
Onboard and other	13,372	—	—	13,372
Related Party Revenue	—	5,501	(5,501)	—
Total revenue	132,269	5,501	(5,501)	132,269
Cruise operating expense
Commissions, transportation and other	40,223	3,422	(3,386)	40,259
Onboard and other	4,276	2	—	4,278
Payroll, related and food	19,546	—	—	19,546
Fuel	10,662	—	—	10,662
Other ship operating	9,369	1	—	9,370
Other	2,198	1,351	—	3,549
Total cruise operating expense	86,274	4,776	(3,386)	87,664
Selling and administrative	22,472	2,007	(2,115)	22,364
Depreciation and amortization	4,411	4,877	—	9,288
Total operating expense	113,157	11,660	(5,501)	119,316
Operating income (loss)	19,112	(6,159)	—	12,953
Non-operating income (expense)
Interest income	79	2	—	81
Interest expense	(8,574)	—	—	(8,574)
Other income (expense)	(2,455)	(34)	—	(2,489)
Equity in losses of subsidiaries	(6,195)	—	6,195	—
Total non-operating income (expense)	(17,145)	(32)	6,195	(10,982)
Income (loss) before income taxes	1,967	(6,191)	6,195	1,971
Income tax expense, net	(170)	(4)	—	(174)
Net income (loss)	1,797	(6,195)	6,195	1,797
Other comprehensive income (loss):
Gain on change in derivative fair value	229	—	—	229
Cash flow hedge reclassified into earnings	(105)	—	—	(105)
Comprehensive income (loss)	$1,921	$(6,195)	$6,195	$1,921

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended March 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$113,438	—	—	$113,438
Onboard and other	10,879	—	—	10,879
Related Party Revenue	—	27,639	(27,639)	—
Total revenue	124,317	27,639	(27,639)	124,317
Cruise operating expense
Commissions, transportation and other	39,915	1,998	(1,998)	39,915
Onboard and other	2,666	14	—	2,680
Payroll, related and food	16,015	3,321	—	19,336
Fuel	11,477	—	—	11,477
Other ship operating	6,593	3,046	—	9,639
Other	24,024	1,141	(23,916)	1,249
Total cruise operating expense	100,690	9,520	(25,914)	84,296
Selling and administrative	21,946	2,059	(1,725)	22,280
Depreciation and amortization	4,376	4,877	—	9,253
Total operating expense	127,012	16,456	(27,639)	115,829
Operating (loss) income	(2,695)	11,183	—	8,488
Non-operating income (expense)
Interest income	74	1	—	75
Interest expense	(10,048)	—	—	(10,048)
Other income (expense)	(3,419)	(66)	—	(3,485)
Equity in earnings of subsidiaries	11,107	—	(11,107)	—
Total non-operating expense	(2,286)	(65)	(11,107)	(13,458)
(Loss) income before income taxes	(4,981)	11,118	(11,107)	(4,970)
Income tax expense, net	(68)	(11)	—	(79)
Net (loss) income	(5,049)	11,107	(11,107)	(5,049)
Comprehensive (loss) income	$(5,049)	$11,107	$(11,107)	$(5,049)

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$22,590	$2,740	$—	$25,330
Cash flows from investing activities
Purchases of property and equipment	(10,522)	(1)	—	(10,523)
Change in restricted cash	12,016	—	—	12,016
Acquisition of non-compete	(38)	—	—	(38)
Net cash provided by (used in) investing activities	1,456	(1)	—	1,455
Cash flows from financing activities
Debt related costs	(4,593)	—	—	(4,593)
Payments on other financing obligations	(50,865)	—	—	(50,865)
PCI offering costs	(158)	—	—	(158)
Net cash used in financing activities	(55,616)	—	—	(55,616)
Effect of exchange rate changes on cash and cash equivalents	(20)	(6)	—	(26)
Net (decrease) increase in cash and cash equivalents	(31,590)	2,733	—	(28,857)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	137,494	1,032	—	138,526
Cash and cash equivalents at end of period	$105,904	$3,765	$—	$109,669

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$26,207	$495	$—	$26,702
Cash flows from investing activities
Purchases of property and equipment	(3,337)	—	—	(3,337)
Change in restricted cash	(25)	—	—	(25)
Acquisition of non-compete	(90)	—	—	(90)
Net cash used in investing activities	(3,452)	—	—	(3,452)
Cash flows from financing activities
Debt related costs	(955)	—	—	(955)
Payments on other financing obligations	(2,000)			(2,000)
Net cash used in financing activities	(2,955)	—	—	(2,955)
Effect of exchange rate changes on cash and cash equivalents	(170)	(39)	—	(209)
Net increase in cash and cash equivalents	19,630	456	—	20,086
Cash and cash equivalents
Cash and cash equivalents at beginning of period	98,815	1,042	—	99,857
Cash and cash equivalents at end of period	$118,445	$1,498	$—	$119,943

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report includes forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), made in this quarterly report are forward-looking. Many, but not all, of these statements can be found by looking for terms like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “could,” “will,” “may,” “might,” “forecast,” “estimate,” “intend,” and “future” and for similar words. Forward-looking statements reflect management's current expectations and do not guarantee future performance and may involve risks, uncertainties and other factors that are difficult to predict and many of which are beyond our control. These factors could cause our actual results, performance, or achievements to differ materially from the future results, performance, or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	adverse economic conditions that may affect consumer demand for cruises, such as declines in the securities and real estate markets, declines in disposable income and consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies, as well as non-cruise vacation alternatives, which may affect our ability to compete effectively;

•	the delivery schedules and estimated costs of newbuilds, in particular the Seven Seas Explorer, on terms that are favorable or consistent with our expectations;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	continued availability under our loan agreements and compliance with the covenants under our loan agreements and our senior secured notes;

•	changes in interest rates, fuel costs, or foreign currency rates;

•	the risks associated with operating internationally;

•	changes in general economic, business and geopolitical conditions;

•
the impact of changes in the global credit markets on our ability to borrow and our counterparty credit risks, including with respect to our loan agreements, derivative instruments, contingent obligations and insurance contracts;

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

The above examples are not exhaustive. From time to time, new risks emerge and existing risks increase in relative importance to our operations. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 11, 2014.

Key Operational and Financial Metrics, including Non-GAAP

We use a variety of operational and financial metrics which are defined below to evaluate our performance and financial condition. We use certain non-GAAP measures, such as EBITDA, Adjusted EBITDA, Net Per Diems, Net Yields, and Net Cruise Costs to enable us to analyze our performance and financial condition. We use these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of our performance. Some of these measures are commonly used in the cruise industry to measure performance. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard United States GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, there exists the possibility that they may not be comparable to other companies within our industry. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

Net Per Diem represents Net Revenue divided by Passenger Days Sold. We use Net Per Diem to manage our business on a day-to-day basis as we believe that it is the most relevant measure of our pricing performance as it reflects the revenues earned by us, net of our most significant variable costs. Other cruise lines use Net Yield to analyze business which is a similar measurement that divides Net Revenue by APCD instead of Passenger Days Sold. The distinction is significant as other cruise companies focus more on potential onboard sales resulting in a bias to fill each bed to maximize onboard revenue, at the expense of passenger ticket revenue. Conversely, as our product is substantially all-inclusive, we derive nearly all of our revenue from passenger ticket revenue. Thus it is far more important for us to maintain a pricing discipline focusing on passenger ticket revenue rather than to discount cruises in order to achieve higher occupancy to drive potential onboard revenues. We believe that this pricing discipline drives our revenue performance, our relatively long booking window, and allows us to maintain a positive relationship with the travel agency community.

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

Seasonality

Our revenues are seasonal and based on demand for cruises. Demand is strongest for cruises during the Northern Hemisphere's summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the southern Hemisphere, we deploy our ships to South America, Asia, Australia, the South Pacific and the Caribbean during the Northern Hemisphere winter months.

Financial Presentation

Description of Certain Line Items

Revenues
Our revenue consists of the following:

•
Passenger ticket revenue consists of gross revenue recognized from the sale of passenger tickets net of dilutions, such as shipboard credits and certain included passenger shipboard event costs. Also included is gross revenue for air and related ground transportation sales.

•
Onboard and other revenue consists of revenue derived from the sale of goods and services rendered onboard the ships (net of related concessionaire costs), travel insurance (net of related costs), and cancellation fees. Also included in Onboard and other revenue is gross revenue from pre- and post-cruise hotel accommodations, shore excursions, land packages, and ground transportation for which we assume the risks of loss for collections and cancellations. Certain of our cruises include free unlimited shore excursions (“FUSE”) and/or free pre-cruise hotel accommodations, and such free excursions and hotel accommodations have no revenue attributable to them. The costs for FUSE and free pre-cruise hotel accommodations are included in commissions, transportation and other expense in the consolidated statements of income and comprehensive income.

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

Expenses

Cruise Operating Expense

Our cruise operating expense consists of the following:

•
Commissions, transportation and other consists of payments made to travel agencies that sell our product, costs associated with air and related ground transportation pre-sold to our guests, all credit card fees, and the costs associated with FUSE and pre-cruise hotel accommodations included as part of the overall cruise purchase price.

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

Recently Adopted and Future Application of Accounting Standards

Refer to "Note 1. General" New Accounting Pronouncements in the notes to the consolidated financial statements.

Executive Overview

•	First quarter 2014 revenue was $132.3 million, an increase of 6.4% over the first quarter of 2013;

•	Adjusted EBITDA increased by 17.4% to $22.9 million in the first quarter of 2014 from $19.5 million in the first quarter of 2013;

•	Net Yield increased 9.1% to $524.40 for the first quarter of 2014 from $480.44 in first quarter of 2013;

•	Occupancy increased by 3.1 percentage points to 95.1% for the first quarter of 2014 from 92.0% for the first quarter of 2013;

•
Available Passenger Cruise Days decreased to 167,300 in the first quarter of 2014 from 170,100 in the first quarter of 2013, due to 4 days of the 10-day scheduled Seven Seas Mariner drydock occurring during March 2014;

•	Net Cruise Cost, excluding Fuel and Other, per APCD, increased 1.7% for the first quarter of 2014 versus the same period 2013 due to fewer Available Passenger Cruise Days;

•	Fuel expense, net of settled fuel hedges, was $10.6 million in 2014 versus $11.3 million in 2013, primarily driven by lower prices and consumption; and

•	Other expense was $3.5 million for the first quarter of 2014 compared to $1.2 million in first quarter of 2013 due to 4 of the 10 day scheduled Seven Seas Mariner drydock occurring during March 2014.

Results of Operations

Operating results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are shown in the following table:

	Three Months Ended March 31,
	2014		2013
(in thousands)		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$118,897	89.9%	$113,438	91.2%
Onboard and other	13,372	10.1%	10,879	8.8%
Total revenue	132,269	100.0%	124,317	100.0%

Cruise operating expense
Commissions, transportation and other	40,259	30.4%	39,915	32.1%
Onboard and other	4,278	3.2%	2,680	2.2%
Payroll, related and food	19,546	14.8%	19,336	15.6%
Fuel	10,662	8.1%	11,477	9.2%
Other ship operating	9,370	7.1%	9,639	7.8%
Other	3,549	2.7%	1,249	1.0%
Total cruise operating expense	87,664	66.3%	84,296	67.8%
Other operating expense
Selling and administrative	22,364	16.9%	22,280	17.9%
Depreciation and amortization	9,288	7.0%	9,253	7.4%
Total operating expense	119,316	90.2%	115,829	93.2%
Operating income	12,953	9.8%	8,488	6.8%

Non-operating income (expense)
Interest income	81	0.1%	75	0.1%
Interest expense	(8,574)	(6.5)%	(10,048)	(8.1)%
Other income (expense)	(2,489)	(1.9)%	(3,485)	(2.8)%
Total non-operating expense	(10,982)	(8.3)%	(13,458)	(10.8)%
Income (loss) before income taxes	1,971	1.5%	(4,970)	(4.0)%
Income tax benefit (expense)	(174)	(0.1)%	(79)	(0.1)%
Net income (loss)	$1,797	1.4%	$(5,049)	(4.1)%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended March 31,
	2014	2013
Passenger Days Sold	159,057	156,527
Available Passenger Cruise Days	167,300	170,100
Occupancy	95.1%	92.0%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended March 31,
	2014	2013
Net income (loss)	$1,797	$(5,049)
Interest income	(81)	(75)
Interest expense	8,574	10,048
Depreciation and amortization	9,288	9,253
Income tax (benefit) expense, net	174	79
Other (income) expense	2,489	3,485
Equity-based compensation/transactions (a)	190	251
Fuel hedge gain (b)	70	147
Loss on disposal (c)	160	—
Other addback expenses per credit agreement (d)	279	1,336
Adjusted EBITDA	$22,940	$19,475

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)	Fuel hedge gain represents the realized gain on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(c)	Loss on disposal primarily represents asset write-offs during vessel drydock periods.

(d)
Other addback expenses per credit agreement represents the net impact of expenses associated with professional fees and other costs associated with raising capital through debt and equity offerings and certain legal fees. Also included are costs associated with personnel changes and other corporate reorganizations to improve efficiencies.

In the following table, Net Per Diem is calculated by dividing Net Revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing Net Revenue by Available Passenger Cruise Days as follows:

	Three Months Ended March 31,
(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	2014	2013
Passenger ticket revenue	$118,897	$113,438
Onboard and other revenue	13,372	10,879
Total revenue	132,269	124,317
Less:
Commissions, transportation and other expense	40,259	39,915
Onboard and other	4,278	2,680
Net Revenue	$87,732	$81,722
Passenger Days Sold	159,057	156,527
Available Passenger Cruise Days	167,300	170,100
Net Per Diem	$551.58	$522.10
Gross Yield	790.61	730.85
Net Yield	524.40	480.44

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended March 31,
	2014	2013
Total cruise operating expense	87,664	84,296
Selling and administrative expense	22,364	22,280
Gross Cruise Cost	110,028	106,576
Less:
Commissions, transportation and other expense	40,259	39,915
Onboard and other	4,278	2,680
Net Cruise Cost	65,491	63,981
Less:
Fuel	10,662	11,477
Other expense	3,549	1,249
Net Cruise Cost, excluding Fuel and Other	$51,280	$51,255

APCD	167,300	170,100
Gross Cruise Cost per APCD	$657.67	$626.55
Net Cruise Cost per APCD	391.46	376.14
Net Cruise Cost, excluding Fuel and Other, per APCD	306.52	301.32

First Quarter March 31, 2014 compared to First Quarter March 31, 2013

Revenue

Total revenue increased $8.0 million, or 6.4%, to $132.3 million in 2014 from $124.3 million in 2013. This increase was primarily due to the following:

•
Passenger ticket revenue increased $5.5 million, or 4.9%, to $118.9 million in the first quarter of 2014, from $113.4 million in the first quarter of 2013, as a result of a $3.6 million increase in ticket prices and a $1.8 million increase due to additional PDS.

•
Onboard and other revenue increased $2.5 million, or 22.9%, to $13.4 million in the first quarter of 2014 as compared to $10.9 million for the first quarter of 2013, which was due to a $2.3 million increase in onboard and other spend and $0.2 million increase in additional PDS.

Cruise Operating Expense

Total cruise operating expense increased $3.4 million, or 4.0%, to $87.7 million in the first quarter of 2014 from $84.3 million in the first quarter of 2013, primarily due to the following increases:

•	$2.3 million in Other expense primarily attributable to 4 of the10 day scheduled Seven Seas Mariner drydock occurring during March 2014;

•	$1.6 million in Onboard and Other resulting from increases in costs for destination services;

•	$0.3 million in commission, transportation and other; and

•	$0.2 million in payroll, related and food costs due to an increase in occupancy.

Partially offset by the following decreases:

•	$0.8 million in fuel costs driven by lower prices and consumption; and

•	$0.3 million in other ship operating costs.

Selling and Administrative Expense

Selling and administrative expense increased by $0.1 million, or 0.4%, to $22.4 million in the first quarter of 2014 versus $22.3 million in the first quarter 2013. The increase was due to $0.6 million in marketing costs, offset by a reduction in general and administrative costs totaling $0.5 million.

Non-Operating Income (Expense)

Total non-operating expense decreased $2.5 million, or 18.5%, to $11.0 million in the first quarter of 2014 from $13.5 million in the first quarter of 2013. The decrease was due to the following:

•
Interest expense decreased $1.4 million, or 14.0%, to $8.6 million in the first quarter of 2014 from $10.0 million in the first quarter of 2013, due to the amendment of our first lien credit facility in February 2014, which reduced our interest rate combined with the repayment of $50.9 million of principal

•
Other income (expense) decreased by $1.0 million, or 28.6%, to $2.5 million in the first quarter of 2014 from $3.5 million in the first quarter of 2013. In 2014, we recorded a loss on the extinguishment of debt totaling $2.0 million as a result of amending our first lien credit facility and a loss on fuel hedges of $0.5 million. In 2013, we had a loss on the extinguishment of debt of $3.7 million as a result of the repricing of our first lien term loan partially offset by a net gain of $0.6 million on our fuel hedge contracts.

Net Yield

Net Yield increased by $43.96, or 9.1%, to $524.40 in the first quarter of 2014 from $480.44 in the first quarter of 2013, which was primarily due to an increase in our ticket prices and in occupancy.

Net Cruise Cost per APCD

Net Cruise Cost per APCD increased by $15.32, or 4.1%, to $391.46 in the first quarter of 2014 from $376.14 in first quarter of 2013 and Net Cruise Cost, excluding fuel and other, per APCD increased by $5.20, or 1.7%, to $306.52 in the first quarter of 2014 from $301.32 in the first quarter of 2013, in each case, due to fewer APCD which were attributable to 4 of the 10 day scheduled Seven Seas Mariner drydock occurring during March 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $1.4 million to $25.3 million in the first quarter of 2014, from $26.7 million in the first quarter of 2013. The change was primarily due to a decrease in working capital of $11.0 million, partially offset by an increase in income and other non-cash income/expenses totaling $9.6 million. The unfavorable change in working capital was primarily attributable to the timing of receipts of passenger deposits resulting in a $10.7 million decrease. The favorable change in income and other non-cash income/expense was primarily due to an increase in net income of $6.8 million, increase in write-offs/fees associated with the amendment to our term loan totaling $1.7 million, increase in the unrealized loss on derivatives of $0.9 million and other changes in non-cash income/expense.

Net Cash Used in Investing Activities

Net cash provided by investing activities increased $5.0 million to $1.5 million in the first quarter of 2014 from net cash used in investing activities of $3.5 million in the first quarter of 2013. The favorable change was primarily due to the release of $12.0 million in restricted cash which is no longer required to cash collateralize an outstanding letter of credit, partially offset by an increase in capital expenditures totaling $7.2 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $55.6 million in the first quarter of 2014 compared to $3.0 million in first quarter of 2013. During the first quarter of 2014, we made principal payments of $50.9 million on our first lien term loan which included a $50.3 million prepayment and a scheduled payment of $0.6 million. Additionally, we paid $4.6 million in debt related costs. In the first quarter of 2013, we paid $2.0 million for previously acquired Regent licensing rights and $1.0 million in debt related costs.

Funding Sources and Future Commitments

At March 31, 2014, our liquidity was $149.7 million, consisting of $109.7 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $106.2 million at March 31, 2014, as compared to a working capital deficit of $74.1 million at December 31, 2013. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is attributable to the following factors: (i) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (ii) rapid turnover results in a limited investment in inventories, and (iii) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date; however, the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facility and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down our credit facility, fund payments on new vessels or other uses.

On February 7, 2014, we amended our existing $340.0 million credit facility, consisting of a $300.0 million term loan and a $40.0 million revolving credit facility. In conjunction with this amendment, $50.3 million of the term loan was prepaid such that the outstanding balance on the term loan of $296.3 million was reduced to $246.0 million. The interest rate margin on the amended term loan is 2.75% compared to 3.50% on the previously existing term loan and the LIBOR floor was reduced from 1.25% to 1.00%. There was no change to the terms of the $40.0 million revolving credit facility, the financial covenants or the maturity date of the credit facility. Also during the first quarter of 2014, we made a scheduled principal payment of $0.6 million on our term loan.

We have contractual obligations of which our debt maturities represent our largest funding requirement. The only material change to our contractual obligations that occurred during the three months ended March 31, 2014 was a result of the amendment described in the preceding paragraph.A s of March 31, 2014, we have $470.4 million in future debt maturities. See "Note 3. Debt" in the accompanying notes to consolidated financial statements.

The agreements governing our indebtedness contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a minimum liquidity level, a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries' ability to, among other things, incur additional indebtedness, incur liens on assets, make certain investments, issue disqualified stock and preferred stock, make restricted payments, pay dividends or make distributions, enter into certain transactions with affiliates, and consolidate or sell certain key assets. As of March 31, 2014, we are in compliance with all financial debt covenants.

We believe our cash on hand, expected future operating cash inflows, additional borrowings under our credit facility, our ability to issue debt securities, and our ability to raise additional equity, including capital contributions, will be sufficient over the next twelve-month period to fund operations, debt service requirements and capital expenditures, as well as maintain compliance with financial covenants under the agreements governing our indebtedness. There is no assurance; however, that cash flows from operations and additional fundings will be available in the future to fund our future obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We manage these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. For a discussion of our hedging strategies on market risks see discussions below and Note 4. "Derivative Instruments, Hedging Activities and Fair Value Measurements" in the accompanying notes to the consolidated financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. There were no outstanding interest rate swap agreements as of March 31, 2014.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange rate risk relates to our Euro denominated installment payments related to our newbuild ship contract, vessel drydock and other operational expenses. We have entered into foreign currency swaps and collars to limit the exposure to movements in the foreign currency exchange rates.

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount of €274.4 million ($377.9 million as of March 31, 2014) to limit our exposure to foreign currency exchange rates for Euro denominated payments related to the ship construction contract for the Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature in June 2016. The estimated fair value of the foreign currency collar option at March 31, 2014 was approximately $2.9 million.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 8.1% in the first quarter of 2014 and 9.2% in the first quarter of 2013. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. At March 31, 2014, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $17.2 million, maturing through 2015. These agreements hedge approximately 145,650 barrels, or 53%, of our estimated 2014 fuel consumption and 51,600 barrels, or 14%, of our estimated 2015 fuel consumption. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. The estimated fair value of these contracts at March 31, 2014 was approximately $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of March 31, 2014, that all were effective at the reasonable assurance level.

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

Part II - Other Information
Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number		Incorporated by Reference			Filed/Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date

10.1	Amendment No. 2 to Credit Agreement				X

Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X

XBRL Documents
101.INS	XBRL Instance Document *				X
101.SCH	XBRL Taxonomy Schema *				X
101.CAL	XBRL Taxonomy Calculation Linkbase *				X
101.DEF	XBRL Taxonomy Definition Linkbase *				X
101.LAB	XBRL Taxonomy Label Linkbasev *				X
101.PRE	XBRL Taxonomy Presentation Linkbase *				X
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

Date: May 12, 2014

Seven Seas Cruises S. DE R.L.
(Registrant)

/s/ Jason M. Montague
Jason M. Montague, Executive Vice President and Chief Financial Officer