Form 10-Q
period 2014-06-30
Seven Seas Cruises S. DE R.L.
filed 2014-08-12
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒* No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
* The registrant has not been subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 since December 31, 2012. The registrant is a voluntary filer and accordingly has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports and during the past 90 days, notwithstanding that the registrant is no longer required to file such reports.

SEVEN SEAS CRUISES S. DE R.L.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$143,757	$138,526
Restricted cash	59	367
Trade and other receivables, net	8,937	7,706
Inventories	8,260	7,352
Prepaid expenses	21,883	21,266
Other current assets	2,765	3,007
Total current assets	185,661	178,224
Property and equipment, net	656,388	651,286
Goodwill	404,858	404,858
Intangible assets, net	80,874	81,324
Other long-term assets	24,397	36,776
Total assets	$1,352,178	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,341	$5,798
Related party payables	819	1,560
Accrued expenses	42,677	48,154
Passenger deposits	234,699	194,173
Current portion of long-term debt	2,218	2,679
Total current liabilities	283,754	252,364
Long-term debt	466,385	516,833
Other long-term liabilities	15,512	8,896
Total liabilities	765,651	778,093
Commitments and contingencies
Members' equity
Contributed capital	564,959	564,830
Retained earnings	20,345	6,843
Accumulated other comprehensive income	1,223	2,702
Total members' equity	586,527	574,375
Total liabilities and members' equity	$1,352,178	$1,352,468

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Passenger ticket	$128,784	$129,774	$247,681	$243,212
Onboard and other	14,160	12,962	27,532	23,841
Total revenue	142,944	142,736	275,213	267,053

Cruise operating expense
Commissions, transportation and other	44,482	49,293	84,741	89,209
Onboard and other	4,189	3,795	8,466	6,475
Payroll, related and food	19,871	20,084	39,417	39,420
Fuel	10,093	10,052	20,754	21,529
Other ship operating	10,811	12,075	20,181	21,714
Other	4,862	1,272	8,414	2,521
Total cruise operating expense	94,308	96,571	181,973	180,868
Other operating expense
Selling and administrative	19,750	19,269	42,114	41,549
Depreciation and amortization	9,793	9,115	19,080	18,368
Total operating expense	123,851	124,955	243,167	240,785
Operating income	19,093	17,781	32,046	26,268

Non-operating income (expense)
Interest income	47	64	128	139
Interest expense	(8,168)	(9,643)	(16,742)	(19,691)
Other income (expense)	748	(1,711)	(1,741)	(5,195)
Total non-operating expense	(7,373)	(11,290)	(18,355)	(24,747)
Income before income taxes	11,720	6,491	13,691	1,521
Income tax expense	(15)	(30)	(189)	(109)
Net income	11,705	6,461	13,502	1,412

Other comprehensive income:
Change in fair value of derivatives	(1,603)	—	(1,374)	—
Cash flow hedge reclassified into earnings	—	—	(105)	—
Total comprehensive income	$10,102	$6,461	$12,023	$1,412

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$13,502	$1,412
Adjustments:
Depreciation and amortization	19,080	18,368
Amortization of deferred financing costs	1,101	1,016
Accretion of debt discount	293	360
Stock-based compensation	581	429
Change in fair value of derivative contracts	135	1,203
Loss on early extinguishment of debt, excluding prepayment penalty	2,008	2,500
Prepayment penalty excluded from loss on early extinguishment of debt	—	(2,093)
Other, net	317	(1)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,230)	(2,472)
Prepaid expenses and other current assets	(1,705)	(1,366)
Inventories	(908)	(485)
Accounts payable and accrued expenses	(7,100)	2,282
Passenger deposits	47,509	40,259
Net cash provided by operating activities	73,583	61,412
Cash flows from investing activities
Purchases of property and equipment	(24,045)	(4,955)
Change in restricted cash	12,326	7,970
Other	(75)	(127)
Net cash (used in) provided by investing activities	(11,794)	2,888
Cash flows from financing activities
Repayment of long-term debt	(51,480)	—
Debt related costs	(4,621)	(959)
Payments on other financing obligations	—	(2,000)
PCI offering costs	(321)	—
Net cash used in financing activities	(56,422)	(2,959)
Effect of exchange rate changes on cash and cash equivalents	(136)	(191)
Net increase in cash and cash equivalents	5,231	61,150
Cash and cash equivalents
Beginning of period	138,526	99,857
End of period	$143,757	$161,007

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.General

Description of Business

Seven Seas Cruises S. DE R.L. (“SSC”, “we” or “our”) is a Panamanian sociedad de responsibilidad limitada organized on November 7, 2007, and is owned by Classic Cruises, LLC (“CCL I”) and Classic Cruises II, LLC (“CCL II”). CCL I and CCL II are Delaware companies and each company owns 50% of SSC. Prestige Cruise Holdings, Inc. (“PCH”) owns both CCL I and CCL II. PCH is a 100% owned subsidiary of our ultimate parent company, Prestige Cruises International, Inc. (“PCI”). PCI is controlled by funds affiliated with Apollo Global Management, LLC ("Apollo"). We commenced operations on February 1, 2008 upon the consummation of the Regent Seven Seas acquisition when we acquired substantially all the assets of Regent Seven Seas Cruises, Inc. (the “Regent Seven Seas Transaction”).

The accompanying unaudited interim consolidated financial statements include the accounts of SSC and its 100% owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Due to the seasonality of our business, our results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2014. There have been no significant changes in our financial position, results of operations or cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying consolidated balance sheet at June 30, 2014 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013 and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited, and, in the opinion of management, contain all adjustments necessary for fair presentation, consisting of only normal recurring adjustments.

Significant Accounting Policies

Restricted Cash

As of June 30, 2014 and December 31, 2013, restricted cash was $0.3 million and $12.7 million, respectively, of which $0.3 million and $12.3 million were classified in other long-term assets on the consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively. During March 2014, $12.0 million was released as we were no longer required to cash collateralize a letter of credit for the benefit of one of our credit card processors.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-08 is not expected to have a material impact on our results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. ASU No. 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the guidance to determine the potential impact of adopting ASU No. 2014-09 on its results of operations, cash flows and financial position.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that ASU No. 2014-12 will not have an impact on it results of operations, cash flows or financial position.

There are no other recently issued accounting pronouncements not yet adopted that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial position.

Note 2.    Property and Equipment, net

Property and equipment consists of the following:

	June 30,	December 31,
(in thousands)	2014	2013
Ships	$841,888	$823,195
Furniture, equipment, and other	12,485	11,645
Less: Accumulated depreciation and amortization	(197,985)	(183,554)
Property and equipment, net	$656,388	$651,286

During the six months ended June 30, 2014, property and equipment, net increased $5.1 million. Capital expenditures, net of retirements totaled $19.5 million for the six months ended June 30, 2014. The capitalized additions included ship improvements and refurbishments completed during the Seven Seas Mariner drydock. Depreciation expense on assets in service was $9.7 million and $8.2 million for the three months ended June 30, 2014 and 2013, respectively, and $18.6 million and $16.6 million for the six months ended June 30, 2014 and 2013, respectively.

Note 3.    Debt

Debt consists of the following:

	June 30,	December 31,
(in thousands)	2014	2013
$300 million term loan, 3.75% and 4.75% for 2014 and 2013, respectively, due through 2018	$244,770	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	469,770	521,250
Less: Original issue discount	(1,167)	(1,738)
Less: Current portion of long-term debt and discount	(2,218)	(2,679)
Long-term portion	$466,385	$516,833

Interest expense on third-party debt was $7.2 million (net of capitalized interest of $0.4 million) and $8.7 million for the three months ended June 30, 2014 and 2013, respectively, and $14.8 million (net of capitalized interest of $0.7 million) and $17.8 million for the six months ended June 30, 2014 and 2013, respectively. There was no capitalized interest in 2013.

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

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the repricing resulted in an extinguishment of debt for certain creditors whose balances were entirely repaid and in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and the previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $1.4 million in new fees, $1.2 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. Previously existing deferred financing costs and debt discount of $1.6 million and $0.4 million, respectively, allocated to the extinguishment were included in the calculation of loss on early extinguishment of debt, which resulted in a loss of $2.0 million and was recorded within other income (expense) in the consolidated statement of income and comprehensive income for the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the total undrawn amount available under the revolving credit facility was $40.0 million.

Debt Covenants

Our credit agreements and senior secured notes contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a minimum liquidity level, a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens on assets, make certain investments, issue disqualified stock and preferred stock, make restricted payments, pay dividends or make distributions, enter into certain transactions with affiliates, and consolidate or sell certain key assets. As of June 30, 2014, we are in compliance with all financial covenants.

The following schedule represents the maturities of long-term debt:

(in thousands)
For the twelve months ended June 30,
2015	$2,460
2016	2,460
2017	2,460
2018	2,460
2019	459,930
Thereafter	—
Total	$469,770

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

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount €274.4 million ($375.7 million at June 30, 2014) to limit our exposure to foreign currency exchange rates for Euro denominated payments related to the ship construction contract for Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature June 2016. The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Ineffective portions of the changes in fair value of the instrument will be recognized in other income (expense) in the statement of income and other comprehensive income. We recorded $0.0 million and $0.1 million of ineffectiveness for the three months and six months ended June 30, 2014, respectively. There was no ineffectiveness recorded in 2013.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of June 30, 2014, we have hedged the variability in future cash flows for estimated fuel consumption requirements occurring through 2015.

As of June 30, 2014 and December 31, 2013, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	June 30, 2014	December 31, 2013
	(in barrels)
2014	129,000	188,850
2015	97,800	37,500

	Fuel Swap Agreements
	June 30, 2014	December 31, 2013
	(% hedged - estimated consumption)
2014	69%	51%
2015	26%	10%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million, on any business day. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At June 30, 2014, the fair market value of our derivative liability related to this counterparty was zero and we were not required to post any collateral for our fuel derivative instruments.

At June 30, 2014 and December 31, 2013, the fair values and line item captions of derivative instruments designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency collar	Other long-term assets	$1,328	$2,702
	Total Derivatives Assets	$1,328	$2,702

At June 30, 2014 and December 31, 2013, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Fuel hedges	Other current assets	$574	$813
Fuel hedges	Other long-term assets	58	58
	Total Derivatives Assets	$632	$871

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three months ended June 30, 2014, was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	$(1,603)	N/A	$—	Other income (expense)	—
Total	$(1,603)		$—		$—

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the six months ended June 30, 2014, was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	$(1,374)	N/A	$—	Other income (expense)	105
Total	$(1,374)		$—		$105

We had no derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2013.

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2014 and 2013 was:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(in thousands)		2014	2013
Fuel hedges	Other income (expense)	655	(1,676)
Total		$655	$(1,676)

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30,
(in thousands)		2014	2013
Foreign currency swaps	Other income (expense)	$—	$(5)
Fuel hedges	Other income (expense)	168	(1,100)
Total		$168	$(1,105)

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

Fair Value of Financial Instruments

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value		Fair Value
		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Long-term bank debt	(a)	$243,603	$294,512	$244,496	$309,738
Senior secured notes		225,000	225,000	246,656	249,188
Total		$468,603	$519,512	$491,152	$558,926

(a) The carrying value is net of $1.2 million and $1.7 million of original issue discount as of June 30, 2014 and December 31, 2013, respectively.

Long-term bank debt: Level 2 inputs were used to calculate the fair value of our long-term bank debt, which was estimated using the present value of expected future cash flows and incorporates our risk profile. The valuation also takes into account debt maturity and interest rate based on the contract terms.

As previously reported at March 31, 2014, we corrected our fair value disclosure for long-term bank debt at December 31, 2013, from $292.6 million to $309.7 million. This revision relates to the correction of the discount rate used to fair value the debt. There was no impact to the consolidated balance sheet or statement of income and comprehensive income for the year ended December 31, 2013. We assessed the materiality of this disclosure error on the previously issued financial statements and concluded that the error was immaterial qualitatively and quantitatively to the previously issued financial statements.

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

The following table presents information about our financial instrument assets that are measured at fair value on a recurring basis:

(in thousands)		As of June 30, 2014				As of December 31, 2013
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$1,960	$—	$1,960	$—	$3,573	$—	3,573	$—
Total Assets		$1,960	$—	$1,960	$—	$3,573	$—	$3,573	$—

(a) As of June 30, 2014, derivative financial instruments assets of $0.6 million and $1.4 million are classified as other current assets and other long-term assets, respectively, in the consolidated balance sheets. As of December 31, 2013, $0.8 million was classified as other current assets and $2.8 million was classified as other long-term assets in the consolidated balance sheets.

Our derivative financial instruments consist of fuel swaps and a foreign currency exchange collar. Fair value is derived using the valuation models that utilize the income value approach. These valuation models take into account the derivative contract terms, such as maturity, and inputs, such as forward fuel prices, forward exchange rates, discount rates, creditworthiness of the counterparty and ourselves, as well as other data points. The data sources utilized in these valuation models that are significant to the fair value measurement are classified as Level 2 sources in the fair value input level hierarchy.

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

Our annual impairment tests are performed as of September 30th. As of June 30, 2014, there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived assets, goodwill and indefinite-lived intangible assets would not be recoverable.

Note 5.    Commitments and Contingencies

Contingencies – Litigation

On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. The majority of claims are covered by insurance and we believe the outcome of such claims, net of estimated insurance recoveries, will not have a material adverse impact on our financial condition, results of operations or cash flows.

Other

As mandated by the Federal Maritime Commission ("FMC") for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We met this obligation as of June 30, 2014 by posting a $22.0 million surety bond. Our surety bond obligation will increase to $30.0 million in April 2015.

Note 6. Accumulated Other Comprehensive Income

The following schedule represents the changes in accumulated other comprehensive income by component for the three months and six months ended June 30, 2014:

(in thousands)	Change related to Cash Flow Hedges
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Beginning balance	$2,826	$2,702
Other comprehensive income before reclassifications	(1,603)	(1,374)
Amount reclassified from accumulated other comprehensive income to other income (expense)	—	(105)
Net current-period other comprehensive income	(1,603)	(1,479)
Ending balance	$1,223	$1,223

The gain or loss on the foreign currency collar is deferred, classified as accumulated other comprehensive income and will be reclassified into earnings when the ship is placed into service and amortized over its estimated useful life. At June 30, 2013, the balance in accumulated other comprehensive income was zero. We do not expect any amounts to be reclassified out of accumulated other comprehensive income within the next twelve months.

Note 7. Condensed Consolidating Financial Information

Our $225 million senior secured notes are collateralized by our vessels and guaranteed fully and unconditionally, jointly and severally by all our subsidiaries (the "Guarantors" and each a "Guarantor"). These Guarantors are 100% owned subsidiaries of SSC.

The following condensed consolidating financial statements for SSC and the Guarantors present condensed consolidating statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.

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

Condensed Consolidating Balance Sheets
	June 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$141,051	$2,706	$—	$143,757
Restricted cash	59	—	—	59
Trade and other receivables, net	8,657	280	—	8,937
Inventories	8,260	—	—	8,260
Prepaid expenses	21,068	815	—	21,883
Intercompany receivable	264,809	—	(264,809)	—
Other current assets	2,765	—	—	2,765
Total current assets	446,669	3,801	(264,809)	185,661
Property and equipment, net	122,363	534,025	—	656,388
Goodwill	404,858	—	—	404,858
Intangible assets, net	80,874	—	—	80,874
Other long-term assets	24,397	—	—	24,397
Investment in subsidiaries	271,956	—	(271,956)	—
Total assets	$1,351,117	$537,826	$(536,765)	$1,352,178

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$2,574	$767	$—	$3,341
Related party payables	1,413	(594)	—	819
Intercompany payables	—	264,809	(264,809)	—
Accrued expenses	41,789	888	—	42,677
Passenger deposits	234,699	—	—	234,699
Current portion of long-term debt	2,218	—	—	2,218
Total current liabilities	282,693	265,870	(264,809)	283,754
Long-term debt	466,385	—	—	466,385
Other long-term liabilities	15,512	—	—	15,512
Total liabilities	764,590	265,870	(264,809)	765,651
Commitments and contingencies
Members' equity
Contributed capital	564,959	134,036	(134,036)	564,959
Retained earnings	20,345	137,920	(137,920)	20,345
Accumulated other comprehensive income	1,223	—	—	1,223
Total members' equity	586,527	271,956	(271,956)	586,527
Total liabilities and members' equity	$1,351,117	$537,826	$(536,765)	$1,352,178

Condensed Consolidating Balance Sheets
	December 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$137,494	$1,032	$—	$138,526
Restricted cash	367		—	367
Trade and other receivables, net	7,503	203	—	7,706
Inventories	4,955	2,397	—	7,352
Prepaid expenses	18,661	2,605	—	21,266
Intercompany receivable	262,359	795	(263,154)	—
Other current assets	3,007	—	—	3,007
Total current assets	434,346	7,032	(263,154)	178,224
Property and equipment, net	107,519	543,767	—	651,286
Goodwill	404,858	—	—	404,858
Intangible assets, net	81,324	—	—	81,324
Other long-term assets	36,776	—	—	36,776
Investment in subsidiaries	284,139	—	(284,139)	—
Total assets	$1,348,962	$550,799	$(547,293)	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,968	$1,830	$—	$5,798
Related party payables	1,985	(425)	—	1,560
Intercompany payables	795	262,359	(263,154)	—
Accrued expenses	45,258	2,896	—	48,154
Passenger deposits	194,173	—	—	194,173
Derivative liabilities	2,679	—	—	2,679
Total current liabilities	248,858	266,660	(263,154)	252,364
Long-term debt	516,833	—	—	516,833
Other long-term liabilities	8,896	—	—	8,896
Total liabilities	774,587	266,660	(263,154)	778,093
Commitments and contingencies
Members' equity
Contributed capital	564,830	134,036	(134,036)	564,830
Retained earnings	6,843	150,103	(150,103)	6,843
Accumulated other comprehensive income	2,702	—	—	2,702
Total members' equity	574,375	284,139	(284,139)	574,375
Total liabilities and members' equity	$1,348,962	$550,799	$(547,293)	$1,352,468

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended June 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$128,784	$—	$—	$128,784
Onboard and other	14,159	1	—	14,160
Related Party Revenue	—	3,873	(3,873)	—
Total revenue	142,943	3,874	(3,873)	142,944

Cruise operating expense
Commissions, transportation and other	44,455	1,785	(1,758)	44,482
Onboard and other	4,189	—	—	4,189
Payroll, related and food	19,871	—	—	19,871
Fuel	10,093	—	—	10,093
Other ship operating	10,811	—	—	10,811
Other	3,641	1,221	—	4,862
Total cruise operating expense	93,060	3,006	(1,758)	94,308
Other operating expense
Selling and administrative	19,860	2,005	(2,115)	19,750
Depreciation and amortization	4,916	4,877	—	9,793
Total operating expense	117,836	9,888	(3,873)	123,851
Operating income (loss)	25,107	(6,014)	—	19,093

Non-operating income (expense)
Interest income	46	1	—	47
Interest expense	(8,168)	—	—	(8,168)
Other income (expense)	716	32	—	748
Equity in losses of subsidiaries	(5,988)	—	5,988	—
Total non-operating income (expense)	(13,394)	33	5,988	(7,373)
Income (loss) before income taxes	11,713	(5,981)	5,988	11,720
Income tax expense	(8)	(7)	—	(15)
Net income (loss)	11,705	(5,988)	5,988	11,705

Other comprehensive income (loss):
Change in fair value of derivatives	(1,603)	—	—	(1,603)
Total comprehensive income (loss)	$10,102	$(5,988)	$5,988	$10,102

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$129,774	$—	$—	$129,774
Onboard and other	12,952	10	—	12,962
Related Party Revenue	—	27,910	(27,910)	—
Total revenue	142,726	27,920	(27,910)	142,736

Cruise operating expense
Commissions, transportation and other	49,250	1,528	(1,485)	49,293
Onboard and other	3,791	4	—	3,795
Payroll, related and food	16,743	3,341	—	20,084
Fuel	10,052	—	—	10,052
Other ship operating	7,659	4,416	—	12,075
Other	24,235	1,217	(24,180)	1,272
Total cruise operating expense	111,730	10,506	(25,665)	96,571
Other operating expense
Selling and administrative	19,404	2,110	(2,245)	19,269
Depreciation and amortization	4,239	4,876	—	9,115
Total operating expense	135,373	17,492	(27,910)	124,955
Operating income	7,353	10,428	—	17,781

Non-operating income (expense)
Interest income	63	1	—	64
Interest expense	(9,643)	—	—	(9,643)
Other income (expense)	(1,718)	7	—	(1,711)
Equity in earnings of subsidiaries	10,428	—	(10,428)	—
Total non-operating expense	(870)	8	(10,428)	(11,290)
Income before income taxes	6,483	10,436	(10,428)	6,491
Income tax expense	(22)	(8)	—	(30)
Net income	6,461	10,428	(10,428)	6,461
Total comprehensive income	$6,461	$10,428	$(10,428)	$6,461

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Six Months Ended June 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$247,681	$—	$—	247,681
Onboard and other	27,531	1	—	27,532
Related party revenue	—	9,374	(9,374)	—
Total revenue	275,212	9,375	(9,374)	275,213

Cruise operating expense
Commissions, transportation and other	84,678	5,207	(5,144)	84,741
Onboard and other	8,464	2	—	8,466
Payroll, related and food	39,417	—	—	39,417
Fuel	20,754	—	—	20,754
Other ship operating	20,180	1	—	20,181
Other	5,842	2,572	—	8,414
Total cruise operating expense	179,335	7,782	(5,144)	181,973
Other operating expense
Selling and administrative	42,332	4,012	(4,230)	42,114
Depreciation and amortization	9,326	9,754	—	19,080
Total operating expense	230,993	21,548	(9,374)	243,167
Operating income (loss)	44,219	(12,173)	—	32,046

Non-operating income (expense)
Interest income	125	3	—	128
Interest expense	(16,742)	—	—	(16,742)
Other income (expense)	(1,739)	(2)	—	(1,741)
Equity in losses of subsidiaries	(12,183)	—	12,183	—
Total non-operating income (expense)	(30,539)	1	12,183	(18,355)
Income before income taxes	13,680	(12,172)	12,183	13,691
Income tax expense	(178)	(11)	—	(189)
Net income (loss)	13,502	(12,183)	12,183	13,502

Other comprehensive income (loss):
Change in fair value of derivatives	(1,374)	—	—	(1,374)
Cash flow hedge reclassified into earnings	(105)	—	—	(105)
Total comprehensive income (loss)	$12,023	$(12,183)	$12,183	$12,023

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$243,212	$—	$—	$243,212
Onboard and other	23,831	10	—	23,841
Related Party Revenue	—	55,548	(55,548)	—
Total revenue	267,043	55,558	(55,548)	267,053

Cruise operating expense
Commissions, transportation and other	89,166	3,526	(3,483)	89,209
Onboard and other	6,457	18	—	6,475
Payroll, related and food	32,758	6,662	—	39,420
Fuel	21,529	—	—	21,529
Other ship operating	14,253	7,461	—	21,714
Other	48,258	2,358	(48,095)	2,521
Total cruise operating expense	212,421	20,025	(51,578)	180,868
Other operating expense
Selling and administrative	41,350	4,169	(3,970)	41,549
Depreciation and amortization	8,614	9,754	—	18,368
Total operating expense	262,385	33,948	(55,548)	240,785
Operating income	4,658	21,610	—	26,268

Non-operating income (expense)
Interest income	137	2	—	139
Interest expense	(19,691)	—	—	(19,691)
Other income (expense)	(5,136)	(59)	—	(5,195)
Equity in earnings of subsidiaries	21,533	—	(21,533)	—
Total non-operating income (expense)	(3,157)	(57)	(21,533)	(24,747)
Income before income taxes	1,501	21,553	(21,533)	1,521
Income tax expense	(89)	(20)	—	(109)
Net income	1,412	21,533	(21,533)	1,412
Total comprehensive income	$1,412	$21,533	$(21,533)	$1,412

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$71,884	$1,699	$—	$73,583
Cash flows from investing activities
Purchases of property and equipment	(24,033)	(12)	—	(24,045)
Change in restricted cash	12,326	—	—	12,326
Other	(75)	—	—	(75)
Net cash used in investing activities	(11,782)	(12)	—	(11,794)
Cash flows from financing activities
Repayment of long-term debt	(51,480)	—	—	(51,480)
Debt related costs	(4,621)	—	—	(4,621)
PCI offering costs	(321)	—	—	(321)
Net cash used in financing activities	(56,422)	—	—	(56,422)
Effect of exchange rate changes on cash and cash equivalents	(123)	(13)	—	(136)
Net increase in cash and cash equivalents	3,557	1,674	—	5,231
Cash and cash equivalents
Beginning of period	137,494	1,032	—	138,526
End of period	$141,051	$2,706	$—	$143,757

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$60,615	$797	$—	$61,412
Cash flows from investing activities
Purchases of property and equipment	(4,945)	(10)	—	(4,955)
Change in restricted cash	7,970	—	—	7,970
Other	(127)	—	—	(127)
Net cash provided by (used in) investing activities	2,898	(10)	—	2,888
Cash flows from financing activities
Debt related costs	(959)	—	—	(959)
Payments on other financing obligations	(2,000)	—	—	(2,000)
Net cash used in financing activities	(2,959)	—	—	(2,959)
Effect of exchange rate changes on cash and cash equivalents	(154)	(37)	—	(191)
Net increase in cash and cash equivalents	60,400	750	—	61,150
Cash and cash equivalents
Beginning of period	98,815	1,042	—	99,857
End of period	$159,215	$1,792	$—	$161,007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report includes forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), made in this quarterly report are forward-looking. Many, but not all, of these statements can be found by looking for terms like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “could,” “will,” “may,” “might,” “forecast,” “estimate,” “intend,” and “future” and for similar words. Forward-looking statements reflect management's current expectations and do not guarantee future performance and may involve risks, uncertainties and other factors that are difficult to predict and many of which are beyond our control. These factors could cause our actual results, performance, or achievements to differ materially from the future results, performance, or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	adverse economic conditions that may affect consumer demand for cruises, such as declines in the securities and real estate markets, declines in disposable income and consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies, as well as non-cruise vacation alternatives, which may affect our ability to compete effectively;

•	the delivery schedules and estimated costs of newbuilds, in particular Seven Seas Explorer, on terms that are favorable or consistent with our expectations;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	continued availability under our loan agreements and compliance with the covenants under our loan agreements and our senior secured notes;

•	changes in interest rates, fuel costs, or foreign currency rates;

•	the risks associated with operating internationally;

•	changes in general economic, business and geopolitical conditions;

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

•	the continued availability of attractive port destinations;

•	our ability to attract and retain qualified shipboard crew members and key personnel;

•	the impact of any breaches in our data security or other disturbances to our information technology and other networks; and

•	changes involving the corporate, tax, environmental, health, safety and other regulatory regimes in which we operate.

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

Recently Adopted and Future Application of Accounting Standards

Refer to "Note 1. General" New Accounting Pronouncements in the notes to the consolidated financial statements.

Executive Overview

•	Second quarter 2014 revenue was $142.9 million, an increase of $0.2 million or 0.1% over the second quarter of 2013;

•	Adjusted EBITDA increased 4.6% to $29.8 million in the second quarter of 2014 from $28.5 million in the second quarter of 2013;

•	Net Yield increased 7.8% to $561.85 in the second quarter of 2014 from $521.24 in the second quarter of 2013;

•	Occupancy decreased by 1.5 percentage points to 95.4% for the second quarter of 2014 from 96.9% for the second quarter of 2013;

•
Available Passenger Cruise Days decreased to 167,790 in the second quarter of 2014 from 171,990 in the second quarter of 2013, due to 6 days of the 10-day scheduled Seven Seas Mariner drydock occurring during April 2014;

•	Net Cruise Cost, excluding Fuel and Other, per APCD, increased 0.5% in the second quarter of 2014 versus the same period 2013 due to fewer Available Passenger Cruise Days;

•	Fuel expense, net of settled fuel hedges was $9.8 million for the second quarter of 2014 compared to $10.1 million for the second quarter of 2013; and,

•
Other expense was $4.9 million for the second quarter of 2014 compared to $1.3 million in the second quarter of 2013 due to 6 days of the 10-day scheduled Seven Seas Mariner drydock occurring during April 2014.

Results of Operations

Operating results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 are shown in the following table:

	Three Months Ended June 30,
	2014		2013
(in thousands)		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$128,784	90.1%	$129,774	90.9%
Onboard and other	14,160	9.9%	12,962	9.1%
Total revenue	142,944	100.0%	142,736	100.0%

Cruise operating expense
Commissions, transportation and other	44,482	31.1%	49,293	34.5%
Onboard and other	4,189	2.9%	3,795	2.7%
Payroll, related and food	19,871	13.9%	20,084	14.1%
Fuel	10,093	7.1%	10,052	7.0%
Other ship operating	10,811	7.6%	12,075	8.5%
Other	4,862	3.4%	1,272	0.9%
Total cruise operating expense	94,308	66.0%	96,571	67.7%
Other operating expense
Selling and administrative	19,750	13.8%	19,269	13.5%
Depreciation and amortization	9,793	6.9%	9,115	6.4%
Total operating expense	123,851	86.6%	124,955	87.5%
Operating income	19,093	13.4%	17,781	12.5%

Non-operating income (expense)
Interest income	47	—%	64	—%
Interest expense	(8,168)	(5.7)%	(9,643)	(6.8)%
Other income (expense)	748	0.5%	(1,711)	(1.2)%
Total non-operating expense	(7,373)	(5.2)%	(11,290)	(7.9)%
Income before income taxes	11,720	8.2%	6,491	4.5%
Income tax expense	(15)	—%	(30)	—%
Net income	$11,705	8.2%	$6,461	4.5%

Operating results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 are shown in the following table:

	Six Months Ended June 30,
	2014		2013
(in thousands)		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$247,681	90.0%	$243,212	91.1%
Onboard and other	27,532	10.0%	23,841	8.9%
Total revenue	275,213	100.0%	267,053	100.0%

Cruise operating expense
Commissions, transportation and other	84,741	30.8%	89,209	33.4%
Onboard and other	8,466	3.1%	6,475	2.4%
Payroll, related and food	39,417	14.3%	39,420	14.8%
Fuel	20,754	7.5%	21,529	8.1%
Other ship operating	20,181	7.3%	21,714	8.1%
Other	8,414	3.1%	2,521	0.9%
Total cruise operating expense	181,973	66.1%	180,868	67.7%
Other operating expense
Selling and administrative	42,114	15.3%	41,549	15.6%
Depreciation and amortization	19,080	6.9%	18,368	6.9%
Total operating expense	243,167	88.4%	240,785	90.2%
Operating income	32,046	11.6%	26,268	9.8%

Non-operating income (expense)
Interest income	128	—%	139	0.1%
Interest expense	(16,742)	(6.1)%	(19,691)	(7.4)%
Other income (expense)	(1,741)	(0.6)%	(5,195)	(1.9)%
Total non-operating expense	(18,355)	(6.7)%	(24,747)	(9.3)%
Income before income taxes	13,691	5.0%	1,521	0.6%
Income tax expense	(189)	(0.1)%	(109)	—%
Net income	$13,502	4.9%	$1,412	0.5%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Passenger Days Sold	160,098	166,583	319,155	323,110
Available Passenger Cruise Days	167,790	171,990	335,090	342,090
Occupancy	95.4%	96.9%	95.2%	94.5%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$11,705	$6,461	$13,502	$1,412
Interest income	(47)	(64)	(128)	(139)
Interest expense	8,168	9,643	16,742	19,691
Depreciation and amortization	9,793	9,115	19,080	18,368
Income tax expense, net	15	30	189	109
Other (income) expense	(748)	1,711	1,738	5,195
Equity-based compensation/transactions (a)	391	178	581	429
Fuel hedge gain (loss) (b)	338	(84)	408	64
Loss on disposal (c)	26	—	187	—
Other addback expenses per credit agreement (d)	137	1,471	416	2,808
Adjusted EBITDA	$29,778	$28,461	$52,715	$47,937

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)	Fuel hedge gain (loss) represents the realized gain (loss) on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(c)	Loss on disposal primarily represents asset write-offs during vessel drydock periods.

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

In the following table, Net Per Diem is calculated by dividing Net Revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing Net Revenue by Available Passenger Cruise Days as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	2014	2013	2014	2013
Passenger ticket revenue	$128,784	$129,774	$247,681	$243,212
Onboard and other revenue	14,160	12,962	27,532	23,841
Total revenue	142,944	142,736	275,213	267,053
Less:
Commissions, transportation and other expense	44,482	49,293	84,741	89,209
Onboard and other	4,189	3,795	8,466	6,475
Net Revenue	$94,273	$89,648	$182,006	$171,369

Passenger Days Sold	160,098	166,583	319,155	323,110
Available Passenger Cruise Days	167,790	171,990	335,090	342,090
Net Per Diem	$588.85	$538.16	$570.27	$530.37
Gross Yield	$851.92	$829.91	$821.31	$780.65
Net Yield	$561.85	$521.24	$543.16	$500.95

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total cruise operating expense	$94,308	$96,571	$181,973	$180,868
Selling and administrative expense	19,750	19,269	42,114	41,549
Gross Cruise Cost	114,058	115,840	224,087	222,417
Less:
Commissions, transportation and other expense	44,482	49,293	84,741	89,209
Onboard and other	4,189	3,795	8,466	6,475
Net Cruise Cost	65,387	62,752	130,880	126,733
Less:
Fuel	10,093	10,052	20,754	21,529
Other expense	4,862	1,272	8,414	2,521
Net Cruise Cost, excluding Fuel and Other	$50,432	$51,428	$101,712	$102,683

Available Passenger Cruise Days	167,790	171,990	335,090	342,090
Gross Cruise Cost per APCD	$679.77	$673.53	$668.74	$650.17
Net Cruise Cost per APCD	$389.70	$364.86	$390.58	$370.47
Net Cruise Cost, excluding Fuel and Other, per APCD	$300.57	$299.02	$303.54	$300.16

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Revenue

Total revenue increased $0.2 million, or 0.1%, to $142.9 million for the three months ended June 30, 2014 from $142.7 million for the three months ended June 30, 2013. This increase was primarily due to the following:

•
Onboard and other revenue increased by $1.2 million, or 9.2%, to $14.2 million for the three months ended June 30, 2014 from $13.0 million for the three months ended June 30, 2013. The increase in Onboard and other revenue was attributable to an increase of $1.7 million in onboard and other spend partially offset by $0.5 million in fewer PDS due to 6 days of the 10-day scheduled Seven Seas Mariner drydock occurring during April 2014; and

•
Passenger ticket revenue decreased by $1.0 million, or 0.8% to $128.8 million for the three months ended June 30, 2014 from $129.8 million for the three months ended June 30, 2013 primarily caused by fewer PDS totaling $5.1 million due to 6 days of the 10-day scheduled Seven Seas Mariner drydock occurring during April 2014, partially offset by a $4.1 million increase in ticket prices.

Cruise Operating Expense

Total cruise operating expense decreased $2.3 million, or 2.3%, to $94.3 million for the three months ended June 30, 2014 from $96.6 million for the three months ended June 30, 2013, primarily due to the following decreases:

•	$4.8 million in Commission, transportation and other;

•	$1.3 million in Other ship operating costs; and

•	$0.2 million in Payroll, related and food costs due to lower occupancy primarily attributable to 6 days of the10-day scheduled Seven Seas Mariner drydock occurring during April 2014.

Partially offset by the following increases:

•	$3.6 million in Other expense primarily attributable to 6 days of the 10-day scheduled Seven Seas Mariner drydock occurring during April 2014; and

•	$0.4 million in Onboard and other resulting from increases in costs for destination services.

Selling and Administrative Expense

Selling and administrative expense increased by $0.5 million, or 2.5%, to $19.8 million for the three months ended June 30, 2014 from $19.3 million for the three months ended June 30, 2013. The increase was due to an increase of $0.3 million in marketing costs and an increase of $0.2 million in general and administrative costs.

Non-Operating Income (Expense)

Total non-operating expense decreased $3.9 million, or 34.7%, to $7.4 million for the three months ended June 30, 2014 from $11.3 million for the three months ended June 30, 2013. The decrease was due to the following:

•
Interest expense decreased $1.4 million or 15.3%, to $8.2 million for the three months ended June 30, 2014 from $9.6 million for the three months ended June 30, 2013, due to the amendment of our first lien credit facility in February 2014, which reduced our interest rate combined with the repayment of $51.5 million of principal; and

•
Other income (expense) decreased by $2.5 million, or 143.7%, to other income, net of $0.7 million for the three months ended June 30, 2014 from other expense, net of $1.7 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, we recorded a net gain of $0.7 million on our fuel hedge contracts as compared to a net loss of $1.7 million on our fuel hedge contracts for the three months ended June 30, 2013.

Net Yield

Net Yield increased by $40.61, or 7.8%, to $561.85 for the three months ended June 30, 2014 from $521.24 for the three months ended June 30, 2013, which was primarily due to increased pricing and a decrease in our Commissions, transportation and other expense.

Net Cruise Cost per APCD

Net Cruise Cost per APCD increased by $24.84, or 6.8%, to $389.70 for the three months ended June 30, 2014 from $364.86 for the three months ended June 30, 2013 primarily due to drydock costs. Net Cruise Cost, excluding fuel and other, per APCD increased by $1.55, or 0.5%, to $300.57 for the three months ended June 30, 2014 from $299.02 for the three months ended June 30, 2013 due to fewer APCD, which were attributable to 6 days of the 10-day scheduled Seven Seas Mariner drydock.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Revenue

Total revenue increased $8.2 million, or 3.1%, to $275.2 million for the six months ended June 30, 2014 from $267.1 million for the six months ended June 30, 2013. This increase was primarily due to the following:

•
Passenger ticket revenue increased $4.5 million, or 1.8%, to $247.7 million for the six months ended June 30, 2014, from $243.2 million for the six months ended June 30, 2013, as a result of a $7.5 million increase in ticket prices partially offset by a $3.0 million decrease due to lower PDS; and

•
Onboard and other revenue increased $3.7 million, or 15.5%, to $27.5 million for the six months ended June 30, 2014 from $23.8 million for the six months ended June 30, 2013, which was due to a $4.0 million increase in onboard and other spend and a $0.3 million decrease due to lower PDS.

Cruise Operating Expense

Total cruise operating expense increased $1.1 million, or 0.6%, to $182.0 million for the six months ended June 30, 2014 from $180.9 million for the six months ended June 30, 2013, primarily due to the following increases:

•	$5.9 million in Other expense primarily attributable to the 10-day scheduled Seven Seas Mariner drydock occurring during 2014; and

•	$2.0 million in Onboard and Other resulting primarily from increases in costs for destination services.

Partially offset by the following decreases:

•	$4.5 million in commission, transportation and other;

•	$0.8 million in fuel costs driven by lower prices and consumption; and

•	$1.5 million in other ship operating costs.

Selling and Administrative Expense

Selling and administrative expense increased by $0.6 million, or 1.4%, to $42.1 million for the six months ended June 30, 2014 from $41.5 million for the six months ended June 30, 2013. The increase was due to an increase of $0.8 million in marketing costs, offset by a reduction in general and administrative costs totaling $0.2 million.

Non-Operating Income (Expense)

Total non-operating expense decreased $6.4 million, or 25.8%, to $18.4 million for the six months ended June 30, 2014 from $24.7 million for the six months ended June 30, 2013. The decrease was due to the following:

•
Interest expense decreased $2.9 million, or 15.0%, to $16.7 million for the six months ended June 30, 2014 from $19.7 million for the six months ended June 30, 2013, due to the amendment of our first lien credit facility in February 2014, which reduced our interest rate combined with the repayment of $51.5 million of principal.

•
Other income (expense) decreased by $3.5 million, or 66.5%, to $1.7 million for the six months ended June 30, 2014 from $5.2 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we recorded a loss on the extinguishment of debt totaling $2.0 million as a result of amending our first lien credit facility and a gain on fuel hedges of $0.3 million. For the six months ended June 30, 2013, we had a loss on the extinguishment of debt of $3.7 million as a result of the repricing of our first lien term loan, a net loss of $1.1 million on our fuel hedge contracts and a $0.4 million foreign currency transaction loss.

Net Yield

Net Yield increased by $42.21, or 8.4%, to $543.16 for the six months ended June 30, 2014 from $500.95 for the six months ended June 30, 2013, which was primarily due to an increase in our ticket price and a decrease in costs.

Net Cruise Cost per APCD

Net Cruise Cost per APCD increased by $20.11, or 5.4%, to $390.58 for the six months ended June 30, 2014 from $370.47 for the six months ended June 30, 2013 primarily due to drydock costs. Net Cruise Cost, excluding fuel and other, per APCD increased by $3.38, or 1.1%, to $303.54 for the six months ended June 30, 2014 from $300.16 for the six months ended June 30, 2013, due to fewer APCD which were attributable to the 10-day scheduled Seven Seas Mariner drydock occurring during 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $12.2 million to $73.6 million for the six months ended June 30, 2014, from $61.4 million for the six months ended June 30, 2013. The change was primarily due to an increase in income and other non-cash income/expense totaling $13.8 million partially offset by a decrease in working capital of $1.7 million. The unfavorable change in working capital was primarily attributable to the timing of payments of trade and other payable resulting in a decrease of $9.4 million partially offset by an increase in passenger deposits of $7.3 million. The favorable change in income and other non-cash income/expense was primarily due to an increase in net income of $12.1 million, a decrease in write-offs/fees associated with the amendment to our term loan totaling $1.6 million, which included a reduction in the interest rate, a decrease in the unrealized loss on derivatives of $1.1 million and other changes in non-cash income/expense.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $14.7 million to $11.8 million for the six months ended June 30, 2014 from net cash provided by investing activities of $2.9 million for the six months ended June 30, 2013. The change was primarily due to an increase in capital expenditures of $19.1 million due to the scheduled drydock of Sevens Seas Mariner in 2014, partially offset by the net change in restricted cash of $4.4 million resulting from the release of $12.0 million in restricted cash no longer required to cash collateralize an outstanding letter of credit during 2014 and the addition of $8.0 million held as collateral for a surety bond mandated by the Federal Maritime Commission during 2013.

Net Cash Used in Financing Activities

Net cash used in financing activities was $56.4 million for the six months ended June 30, 2014 compared to $3.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we made principal payments of $51.5 million on our first lien term loan which included a $50.3 million prepayment and scheduled payments of $1.2 million. Additionally, we paid $4.6 million in debt related costs. During the six months ended June 30, 2013, we paid $2.0 million for previously acquired Regent licensing rights and $1.0 million in debt related costs.

Funding Sources and Future Commitments

At June 30, 2014, our liquidity was $183.8 million, consisting of $143.8 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $98.1 million at June 30, 2014 as compared to a working capital deficit of $74.1 million at December 31, 2013. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is attributable to the following factors: (i) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (ii) rapid turnover results in a limited investment in inventories, and (iii) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date; however, the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facility and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down our credit facility, fund payments on new vessels or other uses.

On February 7, 2014, we amended our existing $340.0 million credit facility, consisting of a $300.0 million term loan and a $40.0 million revolving credit facility. In conjunction with this amendment, $50.3 million of the term loan was prepaid such that the outstanding balance on the term loan of $296.3 million was reduced to $246.0 million. The interest rate margin on the amended term loan is 2.75% compared to 3.50% on the previously existing term loan and the LIBOR floor was reduced from 1.25% to 1.00%. There was no change to the terms of the $40.0 million revolving credit facility, the financial covenants or the maturity date of the credit facility. Also during the six months ended June 30, 2014, we made scheduled principal payments of $1.2 million on our first lien term loan.

We have contractual obligations of which our debt maturities represent our largest funding requirement. The only material change to our contractual obligations that occurred during the six months ended June 30, 2014 was a result of the amendment described in the preceding paragraph. As of June 30, 2014, we have $469.8 million in future debt maturities. See "Note 3. Debt" in the accompanying notes to consolidated financial statements.

The agreements governing our indebtedness contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a minimum liquidity level, a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries' ability to, among other things, incur additional indebtedness, incur liens on assets, make certain investments, issue disqualified stock and preferred stock, make restricted payments, pay dividends or make distributions, enter into certain transactions with affiliates, and consolidate or sell certain key assets. As of June 30, 2014, we are in compliance with all financial debt covenants.

On July 15, 2014, pursuant to the ship construction contract for our newbuild, Seven Seas Explorer, we made a payment of approximately $23.4 million to Fincantieri for the second installment payment.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. There were no outstanding interest rate swap agreements as of June 30, 2014.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange rate risk relates to our Euro denominated installment payments related to our newbuild ship contract, vessel drydock and other operational expenses. We have entered into foreign currency swaps and collars to limit the exposure to movements in the foreign currency exchange rates.

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount €274.4 million ($375.7 million at June 30, 2014) to limit our exposure to foreign currency exchange rates for Euro denominated payments related to the ship construction contract for Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature June 2016. The estimated fair value of the foreign currency collar option at June 30, 2014 was approximately $1.3 million.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 7.5% for the six months ended June 30, 2014 and 8.1% for the six months ended June 30, 2013. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. At June 30, 2014, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $19.9 million, maturing through 2015. These agreements hedge approximately 129,000 barrels, or 69%, of our estimated remaining fuel consumption for 2014 and 97,800 barrels, or 26%, of our estimated 2015 fuel consumption. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. The estimated fair value of these contracts at June 30, 2014 was approximately $0.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of June 30, 2014, that all were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We caution the reader that the risk factors discussed in "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K, and those described elsewhere in this report or other filings with the Securities and Exchange Commission, could cause future results to differ materially from those stated in any forward-looking statements.

Item 6. Exhibits

INDEX TO EXHIBITS
		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1	Amended and Restated Executive Employment Agreement between Oceania Cruises, Inc., Prestige Cruises International, Inc. and Frank J. Del Rio, dated June 5, 2014.	8-K	10.1	June 10, 2014

Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. **				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **				X

XBRL Documents
101.INS	XBRL Instance Document *				X
101.SCH	XBRL Taxonomy Schema *				X
101.CAL	XBRL Taxonomy Calculation Linkbase *				X
101.DEF	XBRL Taxonomy Definition Linkbase *				X
101.LAB	XBRL Taxonomy Label Linkbasev *				X
101.PRE	XBRL Taxonomy Presentation Linkbase *				X
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

** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2014

Seven Seas Cruises S. DE R.L.
(Registrant)

/s/ Jason M. Montague
Jason M. Montague, Executive Vice President and Chief Financial Officer