Form 10-Q
period 2014-09-30
Seven Seas Cruises S. DE R.L.
filed 2014-11-14
CIK 1534814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

SEVEN SEAS CRUISES S. DE R.L.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$122,858	$138,526
Restricted cash	59	367
Trade and other receivables, net	7,640	7,706
Inventories	8,285	7,352
Prepaid expenses	19,351	21,266
Other current assets	2,544	3,007
Total current assets	160,737	178,224
Property and equipment, net	673,137	651,286
Goodwill	404,858	404,858
Intangible assets, net	80,748	81,324
Other long-term assets	23,650	36,776
Total assets	$1,343,130	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$4,741	$5,798
Related party payables	2,057	1,560
Accrued expenses	44,987	48,154
Passenger deposits	192,716	194,173
Derivative liabilities	1,205	—
Current portion of long-term debt	2,214	2,679
Total current liabilities	247,920	252,364
Long-term debt	465,832	516,833
Other long-term liabilities	23,248	8,896
Total liabilities	737,000	778,093
Commitments and contingencies
Members' equity
Contributed capital	565,395	564,830
Retained earnings	49,860	6,843
Accumulated other comprehensive (loss) income	(9,125)	2,702
Total members' equity	606,130	574,375
Total liabilities and members' equity	$1,343,130	$1,352,468

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Passenger ticket	$152,642	$149,771	$400,322	$392,983
Onboard and other	17,179	16,185	44,712	40,026
Total revenue	169,821	165,956	445,034	433,009

Cruise operating expense
Commissions, transportation and other	51,558	50,355	136,299	139,564
Onboard and other	4,430	4,651	12,897	11,126
Payroll, related and food	20,744	20,502	60,162	59,922
Fuel	9,494	9,855	30,248	31,384
Other ship operating	11,749	11,212	31,931	32,927
Other	1,176	1,262	9,587	3,783
Total cruise operating expense	99,151	97,837	281,124	278,706
Other operating expense
Selling and administrative	20,823	18,216	62,937	59,765
Depreciation and amortization	10,290	9,064	29,371	27,432
Total operating expense	130,264	125,117	373,432	365,903
Operating income	39,557	40,839	71,602	67,106

Non-operating income (expense)
Interest income	59	67	187	206
Interest expense	(7,773)	(9,375)	(24,515)	(29,066)
Other income (expense)	(2,244)	1,272	(3,984)	(3,924)
Total non-operating expense	(9,958)	(8,036)	(28,312)	(32,784)
Income before income taxes	29,599	32,803	43,290	34,322
Income tax (expense) benefit	(84)	85	(273)	(24)
Net income	29,515	32,888	43,017	34,298

Other comprehensive income:
Change in fair value of derivatives	(10,348)	(719)	(11,722)	(719)
Cash flow hedge reclassified into earnings	—	—	(105)	—
Total comprehensive income	$19,167	$32,169	$31,190	$33,579

The accompanying notes are an integral part of these consolidated financial statements.

SEVEN SEAS CRUISES S. DE R.L.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$43,017	$34,298
Adjustments:
Depreciation and amortization	29,371	27,432
Amortization of deferred financing costs	1,629	1,529
Accretion of debt discount	560	520
Stock-based compensation	1,020	572
Change in fair value of derivative contracts	2,077	455
Loss on early extinguishment of debt, excluding prepayment penalty	2,008	2,500
Prepayment penalty excluded from loss on early extinguishment of debt	—	(2,093)
Other, net	192	(133)
Changes in operating assets and liabilities:
Trade and other accounts receivable	64	2,076
Prepaid expenses and other current assets	601	(7,051)
Inventories	(933)	283
Accounts payable and accrued expenses	(357)	3,463
Passenger deposits	4,016	18,144
Net cash provided by operating activities	83,265	81,995
Cash flows from investing activities
Purchases of property and equipment	(51,246)	(32,262)
Change in restricted cash	12,347	7,585
Other	(113)	(165)
Net cash used in investing activities	(39,012)	(24,842)
Cash flows from financing activities
Repayment of long-term debt	(52,095)	—
Debt related costs	(7,077)	(9,239)
Payments on other financing obligations	—	(2,000)
PCI offering costs	(571)	—
Net cash used in financing activities	(59,743)	(11,239)
Effect of exchange rate changes on cash and cash equivalents	(178)	7
Net (decrease) increase in cash and cash equivalents	(15,668)	45,921
Cash and cash equivalents
Beginning of period	138,526	99,857
End of period	$122,858	$145,778

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

Norwegian Cruise Line Holdings Ltd. Transaction

On September 2, 2014, Prestige Cruises International, Inc. ("PCI") and Apollo Management, L.P., as the representative of PCI's stockholders, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Norwegian Cruise Line Holdings Ltd. (“Norwegian”) and Portland Merger Sub, Inc., a wholly owned, indirect subsidiary of Norwegian (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into PCI (the “Merger”), and upon consummation of the Merger, Merger Sub will cease to exist and PCI will continue as a wholly owned, indirect subsidiary of Norwegian. The aggregate consideration for the Merger Agreement is approximately $3.025 billion in cash and stock, including the assumption of debt. The closing of the Merger is subject to customary closing conditions, including receipt of all required regulatory approvals. The Merger is anticipated to close in the fourth quarter of 2014. Either Norwegian or PCI may terminate the Merger Agreement if the closing has not occurred on or before February 15, 2015. In the event of termination of the Merger Agreement, under certain circumstances principally related to Norwegian’s failure to consummate the Merger due to the failure to obtain the necessary financing, the Merger Agreement provides for Norwegian to pay or cause to be paid to PCI a termination fee of $88.9 million in cash.

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

The accompanying consolidated balance sheet at September 30, 2014 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited, and, in the opinion of management, contain all adjustments necessary for fair presentation, consisting of only normal recurring adjustments.

Significant Accounting Policies

Restricted Cash

As of September 30, 2014 and December 31, 2013, restricted cash was $0.3 million and $12.7 million, respectively, of which $0.3 million and $12.3 million were classified in other long-term assets on the consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively. During March 2014, $12.0 million was released as we were no longer required to cash collateralize a letter of credit for the benefit of one of our credit card processors.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No, 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU No. 2014-15 is not expected to have a material impact on our results of operations, cash flows or financial position. The Company is currently assessing the impact the adoption of ASU No. 2014-15 will have on its disclosures and results of operations, cash flows and financial position.

There are no other recently issued accounting pronouncements not yet adopted that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial position.

Note 2.    Property and Equipment, net

Property and equipment consists of the following:

	September 30,	December 31,
(in thousands)	2014	2013
Ships	$868,621	$823,195
Furniture, equipment, and other	12,666	11,645
Less: Accumulated depreciation and amortization	(208,150)	(183,554)
Property and equipment, net	$673,137	$651,286

During the nine months ended September 30, 2014, property and equipment, net increased $21.9 million. Capital expenditures, net of retirements totaled $46.4 million for the nine months ended September 30, 2014. The capitalized additions included ship improvements and refurbishments completed during the Seven Seas Mariner drydock and the contractual installment payment of approximately $23.4 million made to Fincantieri in July 2014 for Seven Seas Explorer. Depreciation expense on assets in service was $10.2 million and $8.2 million for the three months ended September 30, 2014 and 2013, respectively, and $28.8 million and $25.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 3.    Debt

Debt consists of the following:

	September 30,	December 31,
(in thousands)	2014	2013
$300 million term loan, 3.75% and 4.75% for 2014 and 2013, respectively, due through 2018	$244,155	$296,250
$225 million senior secured notes, 9.125%, due 2019	225,000	225,000
Total debt	469,155	521,250
Less: Original issue discount	(1,109)	(1,738)
Less: Current portion of long-term debt and discount	(2,214)	(2,679)
Long-term portion	$465,832	$516,833

Interest expense on third-party debt was $6.9 million (net of capitalized interest of $0.7 million) and $8.5 million (net of capitalized interest of $0.3 million) for the three months ended September 30, 2014 and 2013, respectively, and $21.8 million (net of capitalized interest of $1.4 million) and $26.6 million (net of capitalized interest of $0.3 million) for the nine months ended September 30, 2014 and 2013, respectively.

Term Loans

On February 7, 2014, we amended our existing $340.0 million credit facility, consisting of a $300.0 million term loan and a $40.0 million revolving credit facility. In conjunction with this amendment, $50.3 million of the term loan was prepaid such that the outstanding balance on the term loan of $296.3 million was reduced to $246.0 million. The interest rate margin on the amended term loan is 2.75% compared to 3.50% on the previously existing term loan and the LIBOR floor was reduced from 1.25% to 1.00%. The amended term loan requires quarterly payments of principal equal to $0.6 million beginning March 2014, with the remaining unpaid amount due and payable at maturity. Borrowings under the amended term loan are pre-payable in whole or in part at any time without penalty, but are subject to a prepayment premium in the event of a refinancing of the term loan within six months of the amendment date. There were no changes to the terms of the $40.0 million revolving credit facility, the financial covenants or the maturity date of the credit facility. We paid $1.5 million of accrued interest, $1.2 million in arranger fees to participating creditors and $0.2 million in legal fees, in conjunction with the amendment.

We applied ASC 470-50 Debt - Modifications and Extinguishments to this transaction. After evaluating the criteria as applicable to syndicated loans, the repricing resulted in an extinguishment of debt for certain creditors whose balances were entirely repaid and in a debt modification for certain creditors whose terms were not substantially different before and after the amendment. The new fees paid and the previously existing deferred financing costs were proportionally allocated between modification and extinguishment. Of the $1.4 million in new fees, $1.2 million of the amendment fees were capitalized and are being amortized over the remaining term of the debt. Previously existing deferred financing costs and debt discount of $1.6 million and $0.4 million, respectively, allocated to the extinguishment were included in the calculation of loss on early extinguishment of debt, which resulted in a loss of $2.0 million and was recorded within other income (expense) in the consolidated statement of income and comprehensive income for the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the total undrawn amount available under the revolving credit facility was $40.0 million.

Debt Covenants

Our credit agreements and senior secured notes contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a minimum liquidity level, a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens on assets, make certain investments, issue disqualified stock and preferred stock, make restricted payments, pay dividends or make distributions, enter into certain transactions with affiliates, and consolidate or sell certain key assets. The newbuild loan facility contains financial covenants, including requirements that SSC maintain a minimum liquidity balance, that PCH as guarantor maintains a maximum total debt to EBITDA ratio, a minimum EBITDA to debt service ratio and a maximum total debt to total adjusted equity ratio, on the last day of the calendar year. As of September 30, 2014, we are in compliance with all financial covenants.

The following schedule represents the maturities of long-term debt:

(in thousands)
For the twelve months ended September 30,
2015	$2,460
2016	2,460
2017	2,460
2018	2,460
2019	459,315
Thereafter	—
Total	$469,155

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

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount €274.4 million ($346.6 million at September 30, 2014) to limit our exposure to foreign currency exchange rates for Euro denominated payments related to the ship construction contract for Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature June 2016. The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Ineffective portions of the changes in fair value of the instrument will be recognized in other income (expense) in the statement of income and other comprehensive income. We recorded $0.1 million of ineffectiveness for the nine months ended September 30, 2014. There was no ineffectiveness recorded in 2013.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our vessels. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. As of September 30, 2014, we have hedged the variability in future cash flows for estimated fuel consumption requirements occurring through December 2015.

As of September 30, 2014 and December 31, 2013, we have entered into the following fuel swap agreements:

	Fuel Swap Agreements
	September 30, 2014	December 31, 2013
	(in barrels)
2014	73,500	188,850
2015	143,400	37,500

	Fuel Swap Agreements
	September 30, 2014	December 31, 2013
	(% hedged - estimated consumption)
2014	77%	51%
2015	38%	10%

We have certain fuel derivative contracts that are subject to margin requirements. For these specific fuel derivative contracts, we may be required to post collateral if the mark-to-market exposure assessed at our parent company level exceeds $3.0 million, on any business day. The amount of collateral required to be posted is an amount equal to the difference between the mark-to-market exposure and $3.0 million. At September 30, 2014, the fair market value of our derivative liability related to this counterparty was zero and we were not required to post any collateral for our fuel derivative instruments.

At September 30, 2014 and December 31, 2013, the fair values and line item captions of derivative instruments designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value
(in thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign currency collar	Other long-term assets	$—	$2,702
	Total Derivatives Assets	$—	$2,702

Foreign currency collar	Other long-term liabilities	$9,021	$—
	Total Derivatives Liabilities	$9,021	$—

At September 30, 2014 and December 31, 2013, the fair values and line item captions of derivative instruments not designated as hedging instruments under FASB ASC 815-20 were:

		Fair Value
(in thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Fuel hedges	Other current assets	$—	$813
Fuel hedges	Other long-term assets	—	58
	Total Derivatives Assets	$—	$871

Fuel hedges	Current liabilities - Derivative liabilities	$1,205	$—
Fuel hedges	Other long-term liabilities	105	—
	Total Derivatives Liabilities	$1,310	$—

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three months ended September 30, 2014, was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	(10,348)	N/A	$—	Other income (expense)	—
Total	$(10,348)		$—		$—

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the nine months ended September 30, 2014, was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	$(11,722)	N/A	$—	Other income (expense)	105
Total	$(11,722)		$—		$105

The effect of derivative instruments qualifying and designated as hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2013, was as follows:

(in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion excluded from Effectiveness Testing)
Foreign currency collar	$(719)	N/A	$—	N/A	—
Total	$(719)		$—		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 was:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(in thousands)		2014	2013
Fuel hedges	Other income (expense)	(1,975)	899
Total		$(1,975)	$899

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Nine Months Ended September 30,
(in thousands)		2014	2013
Fuel hedges	Other income (expense)	(1,807)	(206)
Total		$(1,807)	$(206)

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

Fair Value of Financial Instruments

We use quoted prices in active markets when available to determine the fair value of our financial instruments. The fair value of our financial instruments that are not measured at fair value on a recurring basis are:

(in thousands)		Carrying Value		Fair Value
		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Long-term bank debt	(a)	$243,046	$294,512	$244,180	$309,738
Senior secured notes		225,000	225,000	255,019	249,188
Total		$468,046	$519,512	$499,199	$558,926

(a) The carrying value is net of $1.1 million and $1.7 million of original issue discount as of September 30, 2014 and December 31, 2013, respectively.

Long-term bank debt: At September 30, 2014, we calculated the fair value of the long-term bank debt by adding the face value of the debt and the related accrued interest at September 30, 2014, as these loans are expected to be settled shortly after this reporting period, we consider these inputs to be level 2. See "Note 1. General Norwegian Cruise Line Holdings Ltd. Transaction." At December 31, 2013, level 2 inputs were used to calculate the fair value of our long-term bank debt, which was estimated using the present value of expected future cash flows and incorporates our risk profile. The valuation also takes into account debt maturity and interest rate based on the contract terms.

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

Senior secured notes: At September 30, 2014, fair value was calculated by adding the face value of the notes, the prepayment penalty and the accrued interest as of September 30, 2014, as these loans are expected to be settled shortly after this reporting period, we consider these inputs to be level 2. See "Note 1. General Norwegian Cruise Line Holdings Ltd. Transaction.". At December 31, 2013 level 2 inputs were used to calculate the fair value of our senior secured notes, which was estimated using quoted market prices.

Other financial instruments: Due to their short-term maturities and no interest rate, currency or price risk, the carrying amounts of cash and cash equivalents, passenger deposits, accrued interest, and accrued expenses approximate their fair values. We consider these inputs to be Level 1 as all are observable and require no judgment for valuation.

The following table presents information about our financial instrument assets that are measured at fair value on a recurring basis:

(in thousands)		As of September 30, 2014				As of December 31, 2013
Description		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	(a)	$—	$—	$—	$—	$3,573	$—	3,573	$—
Total Assets		$—	$—	$—	$—	$3,573	$—	$3,573	$—
Liabilities
Derivative financial instruments		$10,331	$—	$10,331	$—	$—	$—	$—	$—
Total liabilities		$10,331	$—	$10,331	$—	$—	$—	$—	$—

(a) As of September 30, 2014, derivative financial instruments liabilities of $1.2 million and $9.1 million are classified as other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheets. As of December 31, 2013, $0.8 million was classified as other current assets and $2.8 million was classified as other long-term assets in the consolidated balance sheets.

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

An entity has the option to assess the fair value of a reporting unit using either a qualitative analysis (“step zero”) or a discounted cash flow analysis (“step one”). Similarly, an entity has the option to use a step zero or step one approach to assess the fair value of indefinite-lived assets. As of September 30, 2014, we used the step zero approach to assess the fair value of our reporting unit and the recoverability of indefinite-lived intangible assets. We reviewed various factors during our step zero assessment such as our financial performance, macroeconomics conditions, industry and market considerations and costs factors. Based on our assessments, we determined it was "more likely-than-not" that the fair value of our reporting unit and indefinite-lived assets exceeded our carrying amount. As of September 30, 2013, we elected to forgo the qualitative assessment and use the step one analysis for both goodwill impairment and indefinite-lived intangible asset impairment using the discounted cash flow analysis and the relief from royalty method, respectively. Based on the discounted cash flow model, we determined that the fair value of our reporting unit and our indefinite-lived assets exceeded our carrying amount. As such, we did not record any goodwill or indefinite-lived intangible asset impairment charges during 2014 and 2013.

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

Other

As mandated by the Federal Maritime Commission ("FMC") for sailings from U.S. ports, the availability of passenger deposits received for future sailings is restricted until the completion of the related sailing in accordance with FMC regulations. We met this obligation as of September 30, 2014 by posting a $22.0 million surety bond. Our surety bond obligation will increase to $30.0 million in April 2015.

Note 6. Accumulated Other Comprehensive (Loss) Income

The following schedule represents the changes in accumulated other comprehensive (loss) income by component for the three months ended September 30, 2014 and 2013:

(in thousands)	Change related to Cash Flow Hedges
	Three Months Ended September 30,
	2014	2013
Beginning balance	$1,223	$—
Other comprehensive loss before reclassifications	(10,348)	(719)
Net current-period other comprehensive loss	(10,348)	(719)
Ending balance	$(9,125)	$(719)

The following schedule represents the changes in accumulated other comprehensive (loss) income by component for the nine months ended September 30, 2014 and 2013:

(in thousands)	Change related to Cash Flow Hedges
	Nine Months Ended September 30,
	2014	2013
Beginning balance	$2,702	$—
Other comprehensive loss before reclassifications	(11,722)	(719)
Amount reclassified from accumulated other comprehensive loss to other income (expense)	(105)	—
Net current-period other comprehensive loss	(11,827)	(719)
Ending balance	$(9,125)	$(719)

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

The following condensed consolidating financial statements for SSC and the Guarantors present condensed consolidating statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.

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

Condensed Consolidating Balance Sheets
	September 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$119,036	$3,822	$—	$122,858
Restricted cash	59	—	—	59
Trade and other receivables, net	7,369	271	—	7,640
Inventories	8,285	—	—	8,285
Prepaid expenses	18,356	995	—	19,351
Intercompany receivable	265,957	—	(265,957)	—
Other current assets	2,544	—	—	2,544
Total current assets	421,606	5,088	(265,957)	160,737
Property and equipment, net	143,982	529,155	—	673,137
Goodwill	404,858	—	—	404,858
Intangible assets, net	80,748	—	—	80,748
Other long-term assets	23,650	—	—	23,650
Investment in subsidiaries	265,964	—	(265,964)	—
Total assets	$1,340,808	$534,243	$(531,921)	$1,343,130

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,958	$783	$—	$4,741
Related party payables	1,646	411	—	2,057
Intercompany payables	—	265,957	(265,957)	—
Accrued expenses	43,859	1,128	—	44,987
Passenger deposits	192,716	—	—	192,716
Derivative liabilities	1,205	—	—	1,205
Current portion of long-term debt	2,214	—	—	2,214
Total current liabilities	245,598	268,279	(265,957)	247,920
Long-term debt	465,832	—	—	465,832
Other long-term liabilities	23,248	—	—	23,248
Total liabilities	734,678	268,279	(265,957)	737,000
Commitments and contingencies
Members' equity
Contributed capital	565,395	134,036	(134,036)	565,395
Retained earnings	49,860	131,928	(131,928)	49,860
Accumulated other comprehensive loss	(9,125)	—	—	(9,125)
Total members' equity	606,130	265,964	(265,964)	606,130
Total liabilities and members' equity	$1,340,808	$534,243	$(531,921)	$1,343,130

Condensed Consolidating Balance Sheets
	December 31, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$137,494	$1,032	$—	$138,526
Restricted cash	367		—	367
Trade and other receivables, net	7,503	203	—	7,706
Inventories	4,955	2,397	—	7,352
Prepaid expenses	18,661	2,605	—	21,266
Intercompany receivable	262,359	795	(263,154)	—
Other current assets	3,007	—	—	3,007
Total current assets	434,346	7,032	(263,154)	178,224
Property and equipment, net	107,519	543,767	—	651,286
Goodwill	404,858	—	—	404,858
Intangible assets, net	81,324	—	—	81,324
Other long-term assets	36,776	—	—	36,776
Investment in subsidiaries	284,139	—	(284,139)	—
Total assets	$1,348,962	$550,799	$(547,293)	$1,352,468

Liabilities and Members' Equity
Current liabilities
Trade and other payables	$3,968	$1,830	$—	$5,798
Related party payables	1,985	(425)	—	1,560
Intercompany payables	795	262,359	(263,154)	—
Accrued expenses	45,258	2,896	—	48,154
Passenger deposits	194,173	—	—	194,173
Current portion of long-term debt	2,679	—	—	2,679
Total current liabilities	248,858	266,660	(263,154)	252,364
Long-term debt	516,833	—	—	516,833
Other long-term liabilities	8,896	—	—	8,896
Total liabilities	774,587	266,660	(263,154)	778,093
Commitments and contingencies
Members' equity
Contributed capital	564,830	134,036	(134,036)	564,830
Retained earnings	6,843	150,103	(150,103)	6,843
Accumulated other comprehensive income	2,702	—	—	2,702
Total members' equity	574,375	284,139	(284,139)	574,375
Total liabilities and members' equity	$1,348,962	$550,799	$(547,293)	$1,352,468

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$152,642	$—	$—	$152,642
Onboard and other	17,174	5	—	17,179
Related Party Revenue	—	3,575	(3,575)	—
Total revenue	169,816	3,580	(3,575)	169,821

Cruise operating expense
Commissions, transportation and other	51,513	1,280	(1,235)	51,558
Onboard and other	4,429	1	—	4,430
Payroll, related and food	20,744	—	—	20,744
Fuel	9,494	—	—	9,494
Other ship operating	11,749	—	—	11,749
Other	16	1,160	—	1,176
Total cruise operating expense	97,945	2,441	(1,235)	99,151
Other operating expense
Selling and administrative	21,061	2,102	(2,340)	20,823
Depreciation and amortization	5,413	4,877	—	10,290
Total operating expense	124,419	9,420	(3,575)	130,264
Operating income (loss)	45,397	(5,840)	—	39,557

Non-operating income (expense)
Interest income	58	1	—	59
Interest expense	(7,773)	—	—	(7,773)
Other income (expense)	(2,164)	(80)	—	(2,244)
Equity in losses of subsidiaries	(5,992)	—	5,992	—
Total non-operating income (expense)	(15,871)	(79)	5,992	(9,958)
Income (loss) before income taxes	29,526	(5,919)	5,992	29,599
Income tax expense	(11)	(73)	—	(84)
Net income (loss)	29,515	(5,992)	5,992	29,515

Other comprehensive income (loss):
Change in fair value of derivatives	(10,348)	—	—	(10,348)
Total comprehensive income (loss)	$19,167	$(5,992)	$5,992	$19,167

Condensed Consolidating Statements of Income and Comprehensive Income
	Three Months Ended September 30, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$149,771	$—	$—	$149,771
Onboard and other	16,185	—	—	16,185
Related Party Revenue	—	27,534	(27,534)	—
Total revenue	165,956	27,534	(27,534)	165,956

Cruise operating expense
Commissions, transportation and other	50,312	1,128	(1,085)	50,355
Onboard and other	4,650	1	—	4,651
Payroll, related and food	17,264	3,238	—	20,502
Fuel	9,855	—	—	9,855
Other ship operating	8,271	2,941	—	11,212
Other	24,532	1,176	(24,446)	1,262
Total cruise operating expense	114,884	8,484	(25,531)	97,837
Other operating expense
Selling and administrative	18,405	1,814	(2,003)	18,216
Depreciation and amortization	4,187	4,877	—	9,064
Total operating expense	137,476	15,175	(27,534)	125,117
Operating income	28,480	12,359	—	40,839

Non-operating income (expense)
Interest income	65	2	—	67
Interest expense	(9,375)	—	—	(9,375)
Other income (expense)	1,148	124	—	1,272
Equity in earnings of subsidiaries	12,438	—	(12,438)	—
Total non-operating expense	4,276	126	(12,438)	(8,036)
Income before income taxes	32,756	12,485	(12,438)	32,803
Income tax benefit (expense)	132	(47)	—	85
Net income	32,888	12,438	(12,438)	32,888
Other comprehensive income:
Change in fair value of derivatives	(719)	—	—	(719)
Total comprehensive income	$32,169	$12,438	$(12,438)	$32,169

Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$400,322	$—	$—	400,322
Onboard and other	44,706	6	—	44,712
Related party revenue	—	12,948	(12,948)	—
Total revenue	445,028	12,954	(12,948)	445,034

Cruise operating expense
Commissions, transportation and other	136,190	6,487	(6,378)	136,299
Onboard and other	12,894	3		12,897
Payroll, related and food	60,162	—	—	60,162
Fuel	30,248	—	—	30,248
Other ship operating	31,930	1	—	31,931
Other	5,857	3,730	—	9,587
Total cruise operating expense	277,281	10,221	(6,378)	281,124
Other operating expense
Selling and administrative	63,392	6,115	(6,570)	62,937
Depreciation and amortization	14,739	14,632	—	29,371
Total operating expense	355,412	30,968	(12,948)	373,432
Operating income (loss)	89,616	(18,014)	—	71,602

Non-operating income (expense)
Interest income	183	4	—	187
Interest expense	(24,515)	—	—	(24,515)
Other income (expense)	(3,904)	(80)	—	(3,984)
Equity in losses of subsidiaries	(18,175)	—	18,175	—
Total non-operating income (expense)	(46,411)	(76)	18,175	(28,312)
Income (loss) before income taxes	43,205	(18,090)	18,175	43,290
Income tax expense	(188)	(85)	—	(273)
Net income (loss)	43,017	(18,175)	18,175	43,017

Other comprehensive income (loss):
Change in fair value of derivatives	(11,722)	—	—	(11,722)
Cash flow hedge reclassified into earnings	(105)	—	—	(105)
Total comprehensive income (loss)	$31,190	$(18,175)	$18,175	$31,190

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Revenue
Passenger ticket	$392,983	$—	$—	$392,983
Onboard and other	40,026	—	—	40,026
Related Party Revenue	—	82,921	(82,921)	—
Total revenue	433,009	82,921	(82,921)	433,009

Cruise operating expense
Commissions, transportation and other	139,478	4,655	(4,569)	139,564
Onboard and other	11,107	19	—	11,126
Payroll, related and food	50,022	9,900	—	59,922
Fuel	31,384	—	—	31,384
Other ship operating	22,524	10,403	—	32,927
Other	72,791	3,534	(72,542)	3,783
Total cruise operating expense	327,306	28,511	(77,111)	278,706
Other operating expense
Selling and administrative	59,592	5,983	(5,810)	59,765
Depreciation and amortization	12,802	14,630	—	27,432
Total operating expense	399,700	49,124	(82,921)	365,903
Operating income	33,309	33,797	—	67,106

Non-operating income (expense)
Interest income	202	4	—	206
Interest expense	(29,066)	—	—	(29,066)
Other income (expense)	(3,988)	64	—	(3,924)
Equity in earnings of subsidiaries	33,799	—	(33,799)	—
Total non-operating income (expense)	947	68	(33,799)	(32,784)
Income before income taxes	34,256	33,865	(33,799)	34,322
Income tax benefit (expense)	42	(66)	—	(24)
Net income	34,298	33,799	(33,799)	34,298
Other comprehensive income:
Change in fair value of derivatives	(719)	—	—	(719)
Total comprehensive income	$33,579	$33,799	$(33,799)	$33,579

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2014
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$80,424	$2,841	$—	$83,265
Cash flows from investing activities
Purchases of property and equipment	(51,227)	(19)	—	(51,246)
Change in restricted cash	12,347	—	—	12,347
Other	(113)	—	—	(113)
Net cash used in investing activities	(38,993)	(19)	—	(39,012)
Cash flows from financing activities
Repayment of long-term debt	(52,095)	—	—	(52,095)
Debt related costs	(7,077)	—	—	(7,077)
PCI offering costs	(571)	—	—	(571)
Net cash used in financing activities	(59,743)	—	—	(59,743)
Effect of exchange rate changes on cash and cash equivalents	(146)	(32)	—	(178)
Net (decrease) increase in cash and cash equivalents	(18,458)	2,790	—	(15,668)
Cash and cash equivalents
Beginning of period	137,494	1,032	—	138,526
End of period	$119,036	$3,822	$—	$122,858

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2013
(in thousands)	Parent	Subsidiaries Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$80,839	$1,156	$—	$81,995
Cash flows from investing activities
Purchases of property and equipment	(32,249)	(13)	—	(32,262)
Change in restricted cash	7,585	—	—	7,585
Other	(165)	—	—	(165)
Net cash provided by (used in) investing activities	(24,829)	(13)	—	(24,842)
Cash flows from financing activities
Debt related costs	(9,239)	—	—	(9,239)
Payments on other financing obligations	(2,000)	—	—	(2,000)
Net cash used in financing activities	(11,239)	—	—	(11,239)
Effect of exchange rate changes on cash and cash equivalents	5	2	—	7
Net increase in cash and cash equivalents	44,776	1,145	—	45,921
Cash and cash equivalents
Beginning of period	98,815	1,042	—	99,857
End of period	$143,591	$2,187	$—	$145,778

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

Recently Adopted and Future Application of Accounting Standards

Refer to "Note 1. General" New Accounting Pronouncements in the notes to the consolidated financial statements.

Executive Overview

•	Third quarter 2014 revenue was $169.8 million, an increase of $3.8 million or 2.3% over the third quarter of 2013;

•	Adjusted EBITDA increased 4.1% to $52.6 million in the third quarter of 2014 from $50.5 million in the third quarter of 2013;

•	Net Yield increased 2.6% to $654.66 in the third quarter of 2014 from $638.08 in the third quarter of 2013;

•	Occupancy decreased by 0.6 percentage points to 97.0% for the third quarter of 2014 from 97.6% for the third quarter of 2013;

•	Available Passenger Cruise Days were 173,880 for the third quarter of 2014 and 2013, as there were no dry docks in either quarter;

•
Net Cruise Cost, excluding Fuel and Other, per APCD, increased 6.8% in the third quarter of 2014 versus the same period 2013 resulting from an increase in professional fees related to strategic projects;

•	Fuel expense, net of settled fuel hedges was $9.5 million for the third quarter of 2014 compared to $9.7 million for the third quarter of 2013, a decrease of 1.8% due to lower consumption.

Results of Operations

Operating results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 are shown in the following table:

	Three Months Ended September 30,
	2014		2013
(in thousands)		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$152,642	89.9%	$149,771	90.2%
Onboard and other	17,179	10.1%	16,185	9.8%
Total revenue	169,821	100.0%	165,956	100.0%

Cruise operating expense
Commissions, transportation and other	51,558	30.4%	50,355	30.3%
Onboard and other	4,430	2.6%	4,651	2.8%
Payroll, related and food	20,744	12.2%	20,502	12.4%
Fuel	9,494	5.6%	9,855	5.9%
Other ship operating	11,749	6.9%	11,212	6.8%
Other	1,176	0.7%	1,262	0.8%
Total cruise operating expense	99,151	58.4%	97,837	59.0%
Other operating expense
Selling and administrative	20,823	12.3%	18,216	11.0%
Depreciation and amortization	10,290	6.1%	9,064	5.5%
Total operating expense	130,264	76.8%	125,117	75.4%
Operating income	39,557	23.2%	40,839	24.6%

Non-operating income (expense)
Interest income	59	—%	67	—%
Interest expense	(7,773)	(4.6)%	(9,375)	(5.6)%
Other income (expense)	(2,244)	(1.3)%	1,272	0.8%
Total non-operating expense	(9,958)	(5.9)%	(8,036)	(4.8)%
Income before income taxes	29,599	17.3%	32,803	19.8%
Income tax (expense) benefit	(84)	—%	85	0.1%
Net income	$29,515	17.3%	$32,888	19.8%

Operating results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 are shown in the following table:

	Nine Months Ended September 30,
	2014		2013
(in thousands)		% of Total Revenues		% of Total Revenues
Revenue
Passenger ticket	$400,322	90.0%	$392,983	90.8%
Onboard and other	44,712	10.0%	40,026	9.2%
Total revenue	445,034	100.0%	433,009	100.0%

Cruise operating expense
Commissions, transportation and other	136,299	30.6%	139,564	32.2%
Onboard and other	12,897	2.9%	11,126	2.6%
Payroll, related and food	60,162	13.5%	59,922	13.8%
Fuel	30,248	6.8%	31,384	7.2%
Other ship operating	31,931	7.2%	32,927	7.6%
Other	9,587	2.2%	3,783	0.9%
Total cruise operating expense	281,124	63.2%	278,706	64.4%
Other operating expense
Selling and administrative	62,937	14.1%	59,765	13.8%
Depreciation and amortization	29,371	6.6%	27,432	6.3%
Total operating expense	373,432	83.9%	365,903	84.5%
Operating income	71,602	16.1%	67,106	15.5%

Non-operating income (expense)
Interest income	187	—%	206	—%
Interest expense	(24,515)	(5.5)%	(29,066)	(6.7)%
Other income (expense)	(3,984)	(0.9)%	(3,924)	(0.9)%
Total non-operating expense	(28,312)	(6.4)%	(32,784)	(7.6)%
Income before income taxes	43,290	9.7%	34,322	7.9%
Income tax expense	(273)	(0.1)%	(24)	—%
Net income	$43,017	9.6%	$34,298	7.9%

The following table sets forth selected statistical information. Passenger Days Sold refers to the number of revenue passengers carried for the period multiplied by the number of days within the period in their respective cruises. Available Passenger Cruise Days refers to a measurement of capacity that represents double occupancy per suite multiplied by the number of cruise days for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Passenger Days Sold	168,678	169,659	487,833	492,769
Available Passenger Cruise Days	173,880	173,880	508,970	515,970
Occupancy	97.0%	97.6%	95.8%	95.5%

Adjusted EBITDA was calculated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$29,515	$32,888	$43,017	$34,298
Interest income	(59)	(67)	(187)	(206)
Interest expense	7,773	9,375	24,515	29,066
Depreciation and amortization	10,290	9,064	29,371	27,432
Income tax expense (benefit)	84	(85)	273	24
Other (income) expense	2,244	(1,272)	3,984	3,924
Equity-based compensation/transactions (a)	439	143	1,020	572
Fuel hedge gain (loss) (b)	(33)	151	375	214
Loss on disposal (c)	—	—	187	—
Other addback expenses per credit agreement (d)	2,322	304	2,738	3,111
Adjusted EBITDA	$52,575	$50,501	$105,293	$98,435

(a)	Equity-based compensation/transactions represent stock compensation expense in each period.

(b)	Fuel hedge gain (loss) represents the realized gain (loss) on fuel hedges triggered by the settlement of the hedge instrument and is included in other income (expense).

(c)	Loss on disposal primarily represents asset write-offs during vessel drydock periods.

(d)
Other addback expenses per credit agreement represents the net impact of expenses associated with professional fees for strategic projects and other costs associated with raising capital through debt and equity offerings and certain legal fees. Also included are costs associated with personnel changes and other corporate reorganizations to improve efficiencies.

In the following table, Net Per Diem is calculated by dividing Net Revenue by Passenger Days Sold, Gross Yield is calculated by dividing total revenue by Available Passenger Cruise Days, and Net Yield is calculated by dividing Net Revenue by Available Passenger Cruise Days as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except Passenger Days Sold, Available Passenger Cruise Days, Net Per Diem, and Yield data)	2014	2013	2014	2013
Passenger ticket revenue	$152,642	$149,771	$400,322	$392,983
Onboard and other revenue	17,179	16,185	44,712	40,026
Total revenue	169,821	165,956	445,034	433,009
Less:
Commissions, transportation and other expense	51,558	50,355	136,299	139,564
Onboard and other	4,430	4,651	12,897	11,126
Net Revenue	$113,833	$110,950	$295,838	$282,319

Passenger Days Sold	168,678	169,659	487,833	492,769
Available Passenger Cruise Days	173,880	173,880	508,970	515,970
Net Per Diem	$674.85	$653.96	$606.43	$572.92
Gross Yield	$976.66	$954.43	$874.38	$839.21
Net Yield	$654.66	$638.08	$581.25	$547.16

In the following table, Gross Cruise Cost per Available Passenger Cruise Days is calculated by dividing Gross Cruise Cost by Available Passenger Cruise Days, and Net Cruise Cost per Available Passenger Cruise Days is calculated by dividing Net Cruise Costs by Available Passenger Cruise Days.

(in thousands, except APCD data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total cruise operating expense	$99,151	$97,837	$281,124	$278,706
Selling and administrative expense	20,823	18,216	62,937	59,765
Gross Cruise Cost	119,974	116,053	344,061	338,471
Less:
Commissions, transportation and other expense	51,558	50,355	136,299	139,564
Onboard and other	4,430	4,651	12,897	11,126
Net Cruise Cost	63,986	61,047	194,865	187,781
Less:
Fuel	9,494	9,855	30,248	31,384
Other expense	1,176	1,262	9,587	3,783
Net Cruise Cost, excluding Fuel and Other	$53,316	$49,930	$155,030	$152,614

Available Passenger Cruise Days	173,880	173,880	508,970	515,970
Gross Cruise Cost per APCD	$689.98	$667.43	$675.99	$655.99
Net Cruise Cost per APCD	$367.99	$351.09	$382.86	$363.94
Net Cruise Cost, excluding Fuel and Other, per APCD	$306.63	$287.15	$304.60	$295.78

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Revenue

Total revenue increased $3.8 million, or 2.3%, to $169.8 million for the three months ended September 30, 2014 from $166.0 million for the three months ended September 30, 2013. This increase was primarily due to the following:

•
Passenger ticket revenue increased by $2.9 million, or 1.9% to $152.6 million for the three months ended September 30, 2014 from $149.8 million for the three months ended September 30, 2013, primarily due to a $3.7 million increase in ticket prices partially offset by a $0.8 million decrease due to lower PDS, and

•
Onboard and other revenue increased by $1.0 million, or 6.1%, to $17.2 million for the three months ended September 30, 2014 from $16.2 million for the three months ended September 30, 2013. The increase in Onboard and other revenue was attributable to an increase of $1.1 million in onboard and other spend partially offset by a $0.1 million decrease due to lower PDS.

Cruise Operating Expense

Total cruise operating expense increased $1.4 million, or 1.3%, to $99.2 million for the three months ended September 30, 2014 from $97.8 million for the three months ended September 30, 2013, primarily due to the following increases:

•	$1.3 million in Commission, transportation and other;

•	$0.6 million in Other ship operating costs; and

•	$0.2 million in Payroll, related and food costs.

Partially offset by the following decreases:

•	$0.4 million in Fuel due to lower consumption;

•	$0.2 million in Onboard and other; and

•	$0.1 million in Other expense.

Selling and Administrative Expense

Selling and administrative expense increased by $2.6 million, or 14.3%, to $20.8 million for the three months ended September 30, 2014 from $18.2 million for the three months ended September 30, 2013. The increase was due to an increase of $2.6 million in general and administrative costs primarily attributable to $1.8 million in professional fees related to strategic projects and approximately $0.8 million in certain employee costs.

Non-Operating Income (Expense)

Total non-operating expense increased $1.9 million, or 23.9%, to $10.0 million for the three months ended September 30, 2014 from $8.0 million for the three months ended September 30, 2013. The increase in expense was due to the following:

•
Other income (expense) increased $3.5 million, or 276.4%, to $2.2 million of other expense, net for the three months ended September 30, 2014 from other income, net of $1.3 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, we recorded a net loss of $2.0 million on our fuel hedge contracts and a foreign currency transaction loss of $0.2 million as compared to a net gain of $0.9 million on our fuel hedge contracts and a foreign currency transaction gain of $0.3 million for the three months ended September 30, 2013.

The increase was partially offset by:

•
Interest expense decreased $1.6 million or 17.1%, to $7.8 million for the three months ended September 30, 2014 from $9.4 million for the three months ended September 30, 2013, due to the amendment of our first lien credit facility in February 2014, which reduced our interest rate combined with the repayments of $52.1 million of principal.

Net Yield

Net Yield increased by $16.58, or 2.6%, to $654.66 for the three months ended September 30, 2014 from $638.08 for the three months ended September 30, 2013, which was primarily due to an increase in ticket prices.

Net Cruise Cost per APCD

Net Cruise Cost per APCD increased by $16.90, or 4.8%, to $367.99 for the three months ended September 30, 2014 from $351.09 for the three months ended September 30, 2013 primarily due to an increase in general and administrative expense. Net Cruise Cost, excluding fuel and other, per APCD increased by $19.48, or 6.8%, to $306.63 for the three months ended September 30, 2014 from $287.15 for the three months ended September 30, 2013 mainly due to an increase in general and administrative expense.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Revenue

Total revenue increased $12.0 million, or 2.8%, to $445.0 million for the nine months ended September 30, 2014 from $433.0 million for the nine months ended September 30, 2013. This increase was primarily due to the following:

•
Passenger ticket revenue increased $7.3 million, or 1.9%, to $400.3 million for the nine months ended September 30, 2014, from $393.0 million for the nine months ended September 30, 2013, as a result of a $11.3 million increase in ticket prices partially offset by a $4.0 million decrease due to lower PDS.

•
Onboard and other revenue increased $4.7 million, or 11.7%, to $44.7 million for the nine months ended September 30, 2014 from $40.0 million for the nine months ended September 30, 2013, which was due to a $5.1 million increase in onboard and other spend and a $0.4 million decrease due to lower PDS.

Cruise Operating Expense

Total cruise operating expense increased $2.4 million, or 0.9%, to $281.1 million for the nine months ended September 30, 2014 from $278.7 million for the nine months ended September 30, 2013, primarily due to the following increases:

•	$5.8 million in Other expense primarily attributable to the 10-day scheduled Seven Seas Mariner drydock occurring during 2014 as compared to no drydocks in 2013; and

•	$1.8 million in Onboard and Other primarily due to increases in costs for destination services.

Partially offset by the following decreases:

•	$3.3 million in commission, transportation and other;

•	$1.1 million in fuel costs driven by lower consumption and prices; and

•	$1.0 million in other ship operating costs.

Selling and Administrative Expense

Selling and administrative expense increased by $3.2 million, or 5.3%, to $62.9 million for the nine months ended September 30, 2014 from $59.8 million for the nine months ended September 30, 2013. The increase was due to an increase in general and administrative costs of $2.4 million, which was primarily attributable to employee costs and professional fees related to strategic projects and an increase of $0.8 million in marketing costs.

Non-Operating Income (Expense)

Total non-operating expense decreased $4.5 million, or 13.6%, to $28.3 million for the nine months ended September 30, 2014 from $32.8 million for the nine months ended September 30, 2013. The decrease was due to the following:

•
Interest expense decreased $4.6 million, or 15.7%, to $24.5 million for the nine months ended September 30, 2014 from $29.1 million for the nine months ended September 30, 2013, due to the amendment of our first lien credit facility in February 2014, which reduced our interest rate combined with the repayment of $52.1 million of principal.

Partially offset by:

•
Other income (expense) increased by $0.1 million, or 1.5%, to $4.0 million for the nine months ended September 30, 2014 from $3.9 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded a loss on the extinguishment of debt totaling $2.0 million as a result of amending our first lien credit facility, a net loss of $1.8 million on fuel hedge contracts and a foreign currency transaction loss of $0.2 million. For the nine months ended September 30, 2013, we had a loss on the extinguishment of debt of $3.7 million as a result of the repricing of our first lien term loan and a net loss of $0.2 million on our fuel hedge contracts.

Net Yield

Net Yield increased by $34.09, or 6.2%, to $581.25 for the nine months ended September 30, 2014 from $547.16 for the nine months ended September 30, 2013, which was primarily due to an increase in ticket prices.

Net Cruise Cost per APCD

Net Cruise Cost per APCD increased by $18.92, or 5.2%, to $382.86 for the nine months ended September 30, 2014 from $363.94 for the nine months ended September 30, 2013 primarily due to drydock costs, an increase in general and administrative costs, which was primarily attributable to employee costs and professional fees related to strategic projects, and an increase in marketing costs. Net Cruise Cost, excluding fuel and other, per APCD increased by $8.82, or 3.0%, to $304.60 for the nine months ended September 30, 2014 from $295.78 for the nine months ended September 30, 2013, due to an increase in general and administrative costs, which was primarily attributable to employee costs and professional fees related to strategic projects, and an increase in marketing costs.

Liquidity and Capital Resources

Sources and Uses of Cash

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $1.3 million to $83.3 million for the nine months ended September 30, 2014, from $82.0 million for the nine months ended September 30, 2013. The change was primarily due to an increase in income and other non-cash income/expense totaling $14.8 million partially offset by a decrease in working capital of $13.5 million. The unfavorable change in working capital was primarily attributable to the decrease in passenger deposits of $14.1 million and the timing of payments of trade and other payables resulting in a decrease of $3.8 million partially offset by an increase of $4.4 million in current assets. The favorable change in income and other non-cash income/expense was primarily due to an increase in net income of $8.7 million, a decrease in write-offs/fees associated with the amendment to our term loan totaling $1.6 million, which included a reduction in the interest rate, a decrease in the unrealized loss on derivatives of $1.6 million and other changes in non-cash income/expense.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $14.2 million to $39.0 million for the nine months ended September 30, 2014 from $24.8 million for the nine months ended September 30, 2013. The change was primarily due to an increase in capital expenditures of $19.0 million due to the scheduled drydock of Sevens Seas Mariner in 2014, partially offset by the net change in restricted cash of $4.8 million resulting primarily from the release of $12.0 million in restricted cash no longer required to cash collateralize an outstanding letter of credit during 2014 and the release of $8.0 million held as collateral for a surety bond mandated by the Federal Maritime Commission during 2013.

Net Cash Used in Financing Activities

Net cash used in financing activities was $59.7 million for the nine months ended September 30, 2014 compared to $11.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we made principal payments of $52.1 million on our first lien term loan which included a $50.3 million prepayment and scheduled payments of $1.8 million. Additionally, we paid $7.1 million in debt related costs and $0.6 million in PCI offering costs. During the nine months ended September 30, 2013, we paid $2.0 million for previously acquired Regent licensing rights and $9.2 million in debt related costs.

Funding Sources and Future Commitments

At September 30, 2014, our liquidity was $162.9 million, consisting of $122.9 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. We had a working capital deficit of $87.2 million at September 30, 2014 as compared to a working capital deficit of $74.1 million at December 31, 2013. Similar to others in our industry, we operate with a substantial working capital deficit. This deficit is attributable to the following factors: (i) passenger deposits are normally paid in advance with a relatively low-level of accounts receivable, (ii) rapid turnover results in a limited investment in inventories, and (iii) voyage-related accounts payable usually become due after receipt of cash from related bookings. Passenger deposits remain a liability until the sailing date; however, the cash generated from these advance receipts, as allowed by certain jurisdictions, is used interchangeably with cash on hand from other sources, such as our revolving credit facility and other cash from operations. This cash can be used to fund operating expenses for the applicable future sailing, pay down our credit facility, fund payments on new vessels or other uses.

On February 7, 2014, we amended our existing $340.0 million credit facility, consisting of a $300.0 million term loan and a $40.0 million revolving credit facility. In conjunction with this amendment, $50.3 million of the term loan was prepaid such that the outstanding balance on the term loan of $296.3 million was reduced to $246.0 million. The interest rate margin on the amended term loan is 2.75% compared to 3.50% on the previously existing term loan and the LIBOR floor was reduced from 1.25% to 1.00%. There was no change to the terms of the $40.0 million revolving credit facility, the financial covenants or the maturity date of the credit facility. Also during the nine months ended September 30, 2014, we made scheduled principal payments of $1.8 million on our first lien term loan.

We have contractual obligations of which our debt maturities represent our largest funding requirement. The only material change to our contractual obligations that occurred during the nine months ended September 30, 2014 was a result of the amendment described in the preceding paragraph. As of September 30, 2014, we have $469.2 million in future debt maturities. See "Note 3. Debt" in the accompanying notes to consolidated financial statements.

The agreements governing our indebtedness contain a number of covenants that impose operating and financial restrictions, including requirements that we maintain a minimum liquidity level, a maximum loan-to-value ratio, a minimum interest coverage ratio (applicable only to our revolving credit facility, if drawn) and restrictions on our and our subsidiaries' ability to, among other things, incur additional indebtedness, incur liens on assets, make certain investments, issue disqualified stock and preferred stock, make restricted payments, pay dividends or make distributions, enter into certain transactions with affiliates, and consolidate or sell certain key assets.The newbuild loan facility contains financial covenants, including requirements that SSC maintain a minimum liquidity balance, that PCH as guarantor maintains a maximum total debt to EBITDA ratio, a minimum EBITDA to debt service ratio and a maximum total debt to total adjusted equity ratio, on the last day of the calendar year. As of September 30, 2014, we are in compliance with all financial debt covenants.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. We have used interest rate swap agreements to modify our exposure to interest rate fluctuations and to manage our interest expense. There were no outstanding interest rate swap agreements as of September 30, 2014.

Foreign Currency Exchange Risk

Our exposure to market risk for changes in foreign currency relates to our use of foreign currency transactions denominated in currencies other than the U.S. dollar. We use foreign currency swaps and collars to limit our exposure to foreign currency exchange rates, for Euro denominated payments related to the construction of newbuilds, payments related to drydock expenses and other operational expenses.

During August 2013, we entered into a foreign currency collar option with an aggregate notional amount €274.4 million ($346.6 million at September 30, 2014), to hedge a portion of our foreign currency exposure related to the ship construction contract for the Seven Seas Explorer. The notional amount of the collar represents 80% of the construction contract of the vessel due at delivery. This foreign currency collar option was designated as a cash flow hedge at the inception of the instrument and will mature June 2016.The change in fair value of the effective portion of the derivative was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Ineffective portions of future changes in fair value of the instrument will be recognized in other income (expense) in the consolidated statement of income and comprehensive income. The estimated fair value of the foreign currency collar option at September 30, 2014 was a liability of approximately $9.0 million. We recorded $0.1 million of ineffectiveness for the nine months ended September 30, 2014. There was no ineffectiveness recorded in 2013.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our vessels. Fuel expense, as a percentage of our total revenues, was approximately 6.8% for the nine months ended September 30, 2014 and 7.2% for the nine months ended September 30, 2013. We use fuel derivative swap agreements to mitigate the financial impact of fluctuations in fuel prices. At September 30, 2014, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $19.0 million, maturing through December 2015. These agreements hedge approximately 73,500 barrels, or 77%, of our estimated remaining fuel consumption for 2014 and 143,400 barrels, or 38%, of our estimated 2015 fuel consumption. The fuel swaps do not qualify for hedge accounting; therefore, the changes in fair value of these fuel derivatives are recorded in other income (expense) in the accompanying consolidated statements of income and comprehensive income. The estimated fair value of these contracts at September 30, 2014 was approximately a $1.3 million liability.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of September 30, 2014, that all were effective at the reasonable assurance level.

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

Date: November 14, 2014

Seven Seas Cruises S. DE R.L.
(Registrant)

/s/ Jason M. Montague
Jason M. Montague, Executive Vice President and Chief Financial Officer